Form 10-K405
period 1999-12-31
HEALTHCENTRAL COM
filed 2000-03-10
CIK 1095016

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                       Commission File Number: 000-27567

                               HEALTHCENTRAL.COM
            (Exact name of registrant as specified in its charter)

              Delaware                                 94-3250851
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                               HealthCentral.com
                       6001 Shellmound Street, Suite 800
                             Emeryville, CA 94608
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (510) 250-2500

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $.001 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X    NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $84,855,473 as of February 29, 2000 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 22,584,964 shares of the registrant's Common Stock issued and outstanding as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

   In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Item 1. Business

Company Overview

   We provide original, trustworthy, up-to-date and personalized online healthcare information and sell health-related products to consumers through our HealthCentral.com network of websites. In addition, we enable healthcare institutions to provide healthcare information to their patients and consumers through our enterprise web services business.

   Through our HealthCentral.com network, we derive revenue from advertisements and the online sale of health-related products, or e-commerce. Through our enterprise web services business we derive revenue from annual license fees for applications, content, hosting and maintenance services, as well as from development fees for customization services.

   We believe we are strongly positioned to integrate a wide range of health-related content with a complete healthcare e-commerce solution. Our goal is to become the consumer's most trusted and complete online source of healthcare information and products. We intend to accomplish this by:

  . providing credible, original, engaging and personalized content through our HealthCentral.com network;

  . offering a broad range of products through our online drug store, HealthCentralRx.com;

  . offering our content to our e-commerce customers to help them make better-informed purchases of health-related products;

  . maintaining the strict independence of our editorial content; and

  . utilizing a cross-media promotion strategy--involving exposure in television, radio and print media--which leverages our relationships with established medical media personalities from traditional media.

   Our HealthCentral.com network of interactive websites offers consumer-oriented health content and health related e-commerce. Our flagship HealthCentral.com website currently offers health-related content provided by media personalities such as Dr. Dean Edell, Joe and Theresa Graedon of The Peoples' Pharmacy and Covert Bailey. Our HealthCentralRx.com online drug store offers approximately 23,000 SKUs of prescription pharmaceutical products, health and beauty aids, parenting and personal care products and nutritional supplements. RxList.com is our online database of over 4,000 pharmaceuticals and other medicines, with extensive information on 600 entries. We have an agreement through December 15, 2002 with AltaVista under which we are the exclusive healthcare content provider to its website, subject to conditions, and we expect to launch an enhanced version of our co-branded health channel in the second quarter of 2000. We also operate a Canadian co-branded health channel on MediaLinx.

   In addition, we act as an application service provider, which means that we design, host and maintain websites for healthcare institutions. These websites are private label websites, which means that they are branded under our clients' own names and brands rather than ours. Our largest clients are Brown and Toland, Scripps Clinic and Catholic Healthcare West.

Industry Background

 The Growth of the Internet and Electronic Commerce

   The Internet has revolutionized the way in which people obtain and exchange information and transact business. International Data Corporation, or IDC, estimates that the number of Internet users will increase from 142 million at the end of 1998 to 500 million by the end of 2003. The Internet has unique and powerful characteristics that differentiate it from traditional channels of retail distribution, which are often narrow in selection, inconvenient, limited in product information and lacking in privacy. IDC estimates that worldwide business-to-consumer sales over the Internet will increase from approximately $11 billion in 1998 to approximately $93 billion by 2002.

 The Growth of the Internet Healthcare Market

   The Internet has become an increasingly popular source for healthcare information and products. Consumer research conducted by Cyber Dialogue in 1999 found that 24.8 million U.S. adults search for health information on the Internet, with the number of people retrieving health-related information projected to grow to 30 million in 2000. This growth in demand for online health information has been driven by consumers seeking to make better personal health care decisions. Consumers are also increasingly purchasing healthcare products online. Forrester Research estimates that almost one third of a surveyed group of Internet users shopped for health and personal care products online during the previous six months. According to Jupiter Communications, the total online and offline market for health goods, which includes over-the-counter as well as prescription drugs, is expected to grow from $133.6 billion in 1998 to $205.2 billion in 2003, while the amount of online consumer purchases of healthcare goods is expected to grow from $2.4 million in 1998 to $1.7 billion in 2003.

 Healthcare Industry Trends

   Consumers are taking it upon themselves to seek more information about their healthcare needs for the following reasons:

  . Patients' access to their physicians has become significantly reduced due to managed care.

  . Employers are increasingly shifting healthcare costs and decisions to their employees.

  . Insurance plans allow individuals greater choice in healthcare options, at increased personal costs.

  . Advances in medicine have broadened treatment options for many medical conditions.

The advent of the Internet has provided a medium for consumers to seek such information. Moreover, the Internet allows consumers to seek information on sensitive or embarrassing health issues while maintaining anonymity and confidentiality.

   Payors and providers, who are faced with increasing economic pressures as an outcome of managed care, are increasingly competing for consumers. Physician groups compete to increase their patient bases to spread their administrative costs and increase their negotiating leverage with payors. This competition in the provider market is exacerbated by an oversupply of specialist physicians in many markets and underutilization in many hospitals. Due to this increased competition for members and patients, both payors and providers are looking for ways to develop and maintain the loyalty of their existing members and patients and attract new members and patients. Internet-based services enable health plans and providers to differentiate their services, decrease their customer support costs, and improve ties with their members or patients.

   The consumer has also become the marketing focus of commercial healthcare enterprises, such as pharmaceutical and other healthcare products companies. While pharmaceutical manufacturers have traditionally marketed their prescription products to physicians, these companies have recognized that consumers want to learn about and exercise greater control over their drug therapies across an ever-widening list of conditions. Pharmaceutical companies have thus begun advertising their products directly to consumers, most notably through television advertising. This direct-to-consumer, or DTC, advertising is increasing rapidly. Jupiter Communications projects that overall health-related advertising spending in all forms of media will increase to $10.8 billion by 2003, while DTC advertising for pharmaceutical products will grow to almost $3.8 billion. Advertisers are also increasingly turning to the Internet as a medium to deliver their message. Jupiter Communications projects that overall online health and medical advertising spending, including online DTC advertising, will increase to $356 million by 2003, up from $12.3 million in 1998.

 Internet Healthcare Market Opportunities

   Although the Internet enables consumers to access healthcare information, products and services, several Internet healthcare opportunities have yet to be fully addressed. Despite approximately 15,000 healthcare websites, online healthcare information is typically provided in a generic, impersonal and sometimes misleading manner, with the line between editorial content and advertising blurred. In addition, Internet services offered to healthcare institutions typically offer no customization capabilities or branding opportunity to these institutions.

   The interactive nature of the Internet enables a unique combination of content provision with product offerings. However, the markets for health-related content and e-commerce have not been well integrated to date. Online merchants of health-related products are beginning to overcome the challenges of inconvenience, narrow selection and lack of privacy that face traditional store-based retailers. Yet, we believe these online merchants generally do not offer content that is both wide-ranging and personalized in combination with their product offerings.

HealthCentral.com Solution

   We provide original, trustworthy, up-to-date and personalized online healthcare information and sell health-related products to consumers through our HealthCentral.com network of websites. In addition, we enable healthcare institutions to provide healthcare information to their patients and consumers through our enterprise web services business.

 Our HealthCentral.com Network

   Our consumer-focused network of interactive websites currently consists of our flagship HealthCentral.com website, our RxList.com pharmaceutical database and our HealthCentralRx.com online drug store. We also operate a Canadian co-branded health channel on MediaLinx, our Canadian affiliate, and we plan to launch an enhanced version of our AltaVista co-branded health channel in the second quarter of 2000. We also have important affiliations with other online promotional and portal companies. Our HealthCentral.com network of websites is a global consumer health information source--from current fitness issues to complex diseases--as well as an online drug store through which consumers can purchase health-related products.

   Unique, Trustworthy and Engaging Health Information Content. Our HealthCentral.com network is built on the provision of unique and engaging information from medical professionals who have established a high degree of trust with consumers through traditional media. Currently our original content comes from established media sources such as Dr. Dean Edell, one of the leading physician broadcasters in the United States over the past twenty years, Joe and Teresa Graedon, who host their own internationally syndicated radio show and write The People's Pharmacy, a nationally syndicated newspaper column, and Covert Bailey, a fitness and nutrition expert, author and television personality.

   Online Prescription Pharmaceuticals and Other Health-Related Products. HealthCentralRx.com offers approximately 23,000 SKUs, of which approximately 5,000 are prescription pharmaceuticals and approximately 18,000 are health and beauty aids and over-the-counter medications. HealthCentralRx.com has fulfillment agreements with Bergen Brunswig, a major drug distributor, for health and beauty aids, over-the-counter products and, through Bergen Brunswig's Medi-Mail mail order pharmacy subsidiary, prescription drug orders. Through this relationship with Bergen Brunswig and Medi-Mail, HealthCentralRx.com also has access to the Good Neighbor Pharmacy Network, a coalition of approximately 2,000 participating retail pharmacies nationwide, and the PlusCare Provider Network of third-party pharmaceutical benefit management companies, or PBMs. Collectively, these PBMs provide prescription drug benefits for approximately 80 million covered lives.

   Personalized Level of Service. We personalize the level of service for our visitors to enable them to make informed personal health decisions. Our proprietary tools were designed and developed over a 15-year period by Windom Health, whose efforts were in part funded through an advanced technology program under a shared grant of $20 million from governmental and private sources. By using our interactive features, visitors can receive a personal health report outlining their greatest health risks, find information tailored to their interests and build their online personal health record. This personalized content includes action guides relating to visitors' particular health concerns and free e-mail newsletters on specific healthcare topics.

 Enterprise Web Services

   Primary Online Consumer Interface for Institutional Clients. We act as an application service provider for healthcare institutions by designing, hosting and maintaining their private label websites. Unlike many of our competitors, we provide these services on a private label basis, which means that the websites are branded under our clients' own names and brands rather than ours. These private label websites enable our institutional clients to build needed brand loyalty to retain and attract members and patients. We receive both development fees for building customized websites and an annual license fee for our content and interactive tools.

   Multiple Levels of Service to Institutional Clients. With our private label websites, our institutional clients are able to improve their patient support and marketing efforts, reduce their administrative costs of interacting with their patients and provide relevant health information, control and choice to the consumer. We offer three levels of application services:

  . QuickStart. Our entry-level service package, called QuickStart, provides basic tools.

  . A La Carte Application Licenses. Institutions may license any combination of our content and interactive software tools to incorporate into their own websites. We also offer administrative tools for both updating content and measuring site usage. License fees, which include fees for maintenance but not technical support, depend on the combination of tools and content licensed.

  . Comprehensive Website Development. Our premium service features comprehensive website development, in which we integrate the institutional customer's content and tools with our content and tools, then continually update our content and maintain the website. We receive both a fee, based on time and materials, for developing the website and an annual license fee, which includes several hours per month of maintenance and customer support. We also customize our tools to suit the specific institutional client's needs, which leads to the development of unique tools that can often be repurposed for use on our consumer network or on other institutional websites.

Our Strategy

   Our goal is to become the consumer's most trusted and complete online source of healthcare information and products. We intend to accomplish this objective by the following:

   Build Our Brands and Drive Network Traffic Through Our Cross-Media Exposure. Our cross-media strategy entails increasing our exposure through the promotional efforts of established medical professionals in traditional media such as television, radio and newspaper, and through select Internet portal relationships. We believe our cross-media strategy is a cost-effective means for increasing and sustaining our network traffic. We intend to continue building our cross-media exposure to build brand awareness and drive traffic to HealthCentral.com and other websites on the HealthCentral.com network, including RxList.com and HealthCentralRx.com.

  . Dr. Dean Edell. Dr. Dean Edell is the host of the Dr. Dean Edell Show, a daily one hour radio program on over 320 radio stations, including the 20 largest radio markets in the United States. Dr. Edell typically refers listeners to our HealthCentral.com network several times on his daily one-hour syndicated radio program. He also has Medical Minutes radio programs typically aired five times a week during morning rush hour traffic. We believe Dr. Edell reaches approximately 13 million radio listeners weekly through his radio broadcast, based on data provided by Arbitron. Dr. Edell also has a daily syndicated television report, which is broadcast in over 55 markets, including four of the 10 largest television markets in the United States. As of February 25, 1999, television stations in 30 markets had agreed to promote the healthcentral.com website and include the HealthCentral.com Report icon on their local web pages.

  . The People's Pharmacy. Teresa and Joe Graedon write The People's
    Pharmacy, a newspaper column syndicated by King Features and published in over 75 newspapers, including in markets such as New York, Baltimore, Los Angeles, Boston and Chicago. The Graedons also host a weekly radio show that is broadcast on over 700 stations around the world. In addition, they are the authors of ten books, including The People's Pharmacy, a New York Times No. 1 best seller. We operate a co-branded website, PeoplesPharmacy.HealthCentral.com.

  . Portal Relationships with AltaVista, America Online and MediaLinx. We have an agreement with AltaVista under which we are the exclusive healthcare content provider to its website, subject to conditions, and we expect to launch an enhanced version of our co-branded health channel in the second quarter of 2000. HealthCentralRx.com has an agreement with America Online through August 2001, under which HealthCentralRx.com is one of the five health-related anchor tenants on the America Online HealthOnline Pharmacy Channel. We also operate our co-branded health website with MediaLinx, which manages the largest Internet service provider in Canada.

  . Other Internet Affiliations. We have agreements with portals and other websites, including Microsoft, Looksmart, NetPulse, Snap.com and Yahoo!.

   Cultivate Multiple Revenue Streams. Our strategy is to develop our multiple revenue streams to spread our business risk and leverage our intellectual property:

  . Sponsorship and Advertising Fees. Companies can sponsor, through exclusive advertising, Health Topic Centers, which are pages devoted to specific health issues written and compiled by our editorial staff, or free e-mail newsletters requested by users on specific health topics. We generate advertising fees from placing ads, all of which are clearly delineated from our editorial content, on our websites. DoubleClick currently acts as our advertising sales agent for our HealthCentral.com website and, since January 1999, 100% of our available ad inventory has been sold. DoubleClick also acts as our advertising sales agent for our RxList.com website.

  . e-commerce. HealthCentralRx.com, our online drug store, offers prescription pharmaceutical products, health and beauty aids, parenting and personal care products and nutritional supplements.
    HealthCentralRx.com currently delivers prescriptions, over-the-counter items, and health and beauty aids by mail order.

  . Enterprise Web Services. Our institutional clients pay us fees for licensing our tools and content, as well as development fees for customized website development. We have developed a personal health record that enables our institutional clients to provide their members or patients with Internet access to personal health data. This service is currently in use at Catholic Healthcare West.

   Deliver Compelling and Unique Content to Consumers. We intend to continually add credible and compelling content and provide interactive and personalized tools to retain visitors to our HealthCentral.com network. Our production and editorial staff of 29 employees develops, screens, edits and compiles content for our HealthCentral.com network, so that the healthcare information we provide continues to be original, topical and engaging for our visitors.

   Attract a Growing Base of Customers to HealthCentralRx.com and Provide Visitors with a Superior Shopping Experience. We intend to grow our online drug store business by:

  . offering consumers useful links to information related to products by integrating selected content and tools from HealthCentral.com, RxList.com and PeoplesPharmacy.HealthCentral.com;

  . strengthening the HealthCentral.com brand through traditional and online advertising;

  . expanding our range of consumer products and services;

  . offering the consumer the choice of mail order delivery, in-store pickup or, in some cases, delivery from any of the approximately 2,000 pharmacies in the Good Neighbor Pharmacy Network;

  . encouraging repeat purchasing patterns by allowing customers to store frequently purchased items in their own personal shopping lists;

  . continually improving the shopping experience by adding new features to the site; and

  . developing a high level of customer service.

   Leverage Personalization Features. Our database of visitor information will allow us to improve the user's return visits to our network by providing the user with targeted content of particular interest. Each page of our content is reviewed by our editorial staff and linked to specific health conditions or interests. While protecting all confidential patient information, we can provide advertisers and electronic merchants with direct links to highly specialized target markets, enabling them to use DTC advertising more efficiently.

   Maintain and Cultivate a Relationship of Trust with Consumers. Through our affiliations with trusted media personalities such as Dr. Dean Edell, Teresa and Joe Graedon of The People's Pharmacy and Covert Bailey, we enjoy a privileged and trusted status with those consumers who seek our HealthCentral.com network based on their experience with those personalities. We hold that level of trust in high regard and seek to maintain it by providing consumers with reliable editorial-reviewed content and by keeping individual consumer information confidential. We strive to clearly delineate our editorial content from our advertising.

   Leverage Strategic Relationships. We have strategic relationships with AltaVista, America Online, and Bergen Brunswig, which we plan to leverage into increased traffic, branding and market power. We intend to pursue additional complementary relationships that would provide us with a competitive advantage.

HealthCentralRx.com

   HealthCentralRx.com launched its website in September 1999. HealthCentralRx.com has fulfillment agreements with Bergen Brunswig, a major drug distributor, for health and beauty aids, over-the-counter products and, through Bergen Brunswig's Medi-Mail mail order pharmacy subsidiary, prescription drug orders. HealthCentralRx.com also has an agreement with Bergen Brunswig for access to the PlusCare Provider Network of pharmacy benefit managers, which has approximately 80 million covered lives. We expect that access to the PlusCare Provider Network will enable many of our customers' prescription drug orders to be covered by their pharmacy benefit managers.

   HealthCentralRx.com also has an agreement with America Online through August 2001 under which it is one of five health anchor tenants on the America Online HealthOnline Pharmacy Channel.

 Products Available on Our HealthCentralRx.com Website

   We provide our customers with access to over 23,000 SKUs of prescription pharmaceuticals, health and beauty aids and health-related over-the-counter products through our relationship with Bergen Brunswig. Products are organized on the HealthCentralRx.com website into the following categories:

  . Health. The health category includes over-the-counter remedies, such as cough, cold, allergy and pain relief medications, and products for eye and ear care, family planning, and home health. Representative brands carried in our health category include Bayer, Advil, Excedrin, Robitussin, Vicks and Alka-Seltzer.

  . Personal Care. The personal care market category includes products related to deodorants, foot care, men's care, oral hygiene, soaps and women's care. Representative brands carried in our personal care product category include Gillette, Revlon, Desenex, Rogaine, Crest, Ivory and Playtex.

  . Supplements. The supplements category includes adult nutritionals, diet, herbs, minerals, natural health, sports and fitness, and vitamins. Representative brands carried in our supplements category include Slim-Fast, Twin Labs, Weider, Centrum, Geritol and Power Bar.

  . Beauty. The beauty category includes cosmetics, fragrances, hair care, nail care, skin care and sun protection products. Representative brands carried in our beauty category include Cover Girl, L'Oreal, Christian Dior, Vidal Sassoon and Clairol.

  . Parenting. The parenting category includes baby care, child care and prenatal products. Representative brands carried in our parenting category include Infant's Tylenol, Advil, and Huggies.

  . Prescriptions. This category consists of prescription medication for chronic illnesses, such as high blood pressure, osteoporosis and depression, as well as for acute illnesses.

 Shopping @ HealthCentralRx.com

   Customers at HealthCentralRx.com can fill prescriptions and shop for brand name health and beauty aids online from the privacy and convenience of their homes. The HealthCentralRx.com site has a virtual shopping bag that keeps a running tab of selected items and prices, allowing shoppers to quickly purchase their needed healthcare products. The shopping bag remains to the right of their screen while browsing so that consumers do not have to click to a different page to select each product. To quickly find a particular item, shoppers can use our search engine, browsing the entire inventory by key word, such as the product name, brand name or description.

   To further enhance the shopping experience, we plan to supply the following interactive tools and decision-support functionality:

  . My HealthCentralRx.com--personalization manager that creates custom shopping lists according to set preferences and past behavior.

  . Rx Reminder--customizable shopping calendar for pre-order and re-order/refill.

   Currently, our customers can have their general questions about account information, ordering products, and shipping status addressed by HealthCentralRx.com customer care representatives. In addition, licensed pharmacists at Medi-Mail are available to provide guidance, advice or information about prescription medications concerning correct use and dosage, generic alternatives, potential side effects and drug interactions.

 Prescription Pharmaceutical Orders

   Orders placed on our HealthCentralRx.com website for prescription pharmaceuticals are processed, adjudicated and fulfilled under our agreement with Medi-Mail, a mail order pharmacy, which is a wholly owned subsidiary of Bergen Brunswig.

  . Accepting Prescriptions. Our customers can initiate the prescription process by any one of the following methods: ordering online, directing their physician to call or fax the prescription to Medi-Mail or having Medi-Mail contact their physician directly to obtain prescription information. Medi-Mail is licensed to fill prescriptions in 47 of the 50 states as well as Guam, Puerto Rico and the U.S. Virgin Islands. A license to fill prescriptions is pending in Arkansas, Michigan and Tennessee.

  . Verifying Prescriptions. Medi-Mail's licensed pharmacists are required to verify the validity and completeness of prescription drug orders.

  . Verifying Prescription Drug Coverage. Medi-Mail determines the availability of prescription drug coverage and obtains all necessary approvals from healthcare providers within one business day of the placement of the order. If health insurance coverage is not available or denied for any reason, Medi-Mail will advise us so that we can arrange for payment in full by the consumer. Medi-Mail will not ship any order unless we have advised them that we have received payment in full from the consumer.

  . Drug Utilization Review. In the future, we intend to build a database for each customer based upon his or her historical prescription usage at HealthCentralRx.com. We expect that the pharmacists at Medi-Mail will eventually be able to crosscheck each prescription received for allergies, therapeutic overlap, overuse/underuse and drug interactions with other drugs or foods.

  . Delivery of Prescription Products. We offer our customers various shipping options, including next-day delivery service. These orders are currently delivered by UPS two-day air or three to five-day ground transportation. By June 2000, we plan to offer U.S. mail as an additional shipping option.

 Distribution and Order Fulfillment for Non-Prescription Healthcare Products

   We outsource our distribution and order fulfillment operations for health and beauty aids and over-the-counter product orders on an exclusive basis with Bergen Brunswig. Our agreement with Bergen Brunswig for these services ends in August 2004.

   Orders for health and beauty aids and over-the-counter products are placed on our website and then forwarded to Bergen Brunswig by electronic data interchange. Each order provides a description of the product, SKU designations, quantities, method of payment, requested method of delivery and the designated delivery location. We expect that Bergen Brunswig will maintain sufficient inventory in an effort to facilitate the delivery of orders placed on our sites. We currently offer approximately 18,000 SKUs of health and beauty aids and over-the-counter products on our sites. We offer a variety of shipping options, including UPS three to five day ground service, UPS 2nd day air and UPS Next Day Air. By June 2000, we plan to offer U.S. mail as an additional shipping option.

Customers

 Consumer

   In January 2000, according to an audit completed by Nielsen I/PRO, the HealthCentral.com network of websites experienced the following pageviews and visits and, according to DoubleClick the following unique visitors:

                                              I/PRO      I/PRO     DoubleClick
      January 2000                          Pageviews   Visits   Unique Visitors
      ------------                          ---------- --------- ---------------
      HealthCentral.com....................  9,378,798 2,421,750    1,356,170
      RxList...............................  3,942,596   917,649      540,061
      HealthCentralRx......................  2,726,468   557,675          N/A
      HealthCentral.ca.....................    523,414    97,988          N/A
      TOTAL................................ 16,571,276       N/A          N/A


Any aggregation of the figures in the above table may result in double-counting of total visits and/or unique visits because one person may visit more than one of our websites. Page views are the total number of complete pages retrieved and viewed by visitors to each of the websites. Each single-session use of any of the websites constitutes a visit, and a unique user is an individual visitor to the HealthCentral.com or RxList.com website. We do not have the ability to track unique visitors to HealthCentralRx.com or MediaLinx.

 Institutional

   The following is a list of our largest institutional customers, to whom we are currently licensing applications or providing website development services:

   Name                      Description
   ----                      -----------
   Brown & Toland Medical    Partnership of University of California at San
    Group                    Francisco and California Pacific Medical Centers
                             with over 1,800 physicians

   Catholic Healthcare West  Network of 48 hospitals based in California,
                             Nevada and Arizona

   Mills Peninsula Health    Acute care hospital and health center affiliated
    Services                 with Sutter Health

   Palo Alto Medical         Non-profit organization affiliated with Sutter
    Foundation               Health providing healthcare services, research
                             and education

   Scripps Clinic            Medical group and clinical research organization
                             with over 320 physicians based in San Diego,
                             California

Strategic Relationships

   We have the following strategic relationships:

     Dr. Dean Edell. In May 1999, we entered into a 15-year agreement with Dr. Edell, in which he granted us the exclusive right to the use of his name in connection with our business and exclusive commercialization rights to his services over the Internet, except for the publication of radio transcripts and Internet broadcasts of his radio program. Under this agreement, we own all content that Dr. Edell creates for our HealthCentral.com network.

     America Online. In August 1999, HealthCentralRx.com entered into a two-year agreement with America Online, under which HealthCentral.com will appear as one of five health-related anchor tenants on the America Online HealthOnline Pharmacy Channel. HealthCentralRx.com is required to pay approximately $14 million over the term of the agreement for a minimum number of advertising impressions.

     AltaVista. In September 1999, we entered into a three year agreement with AltaVista for the creation of a co-branded website on the AltaVista Health Channel. We expect to launch an expanded version of our co-branded health channel in the second quarter of 2000. We are the exclusive content provider on this co-branded site unless we fail to provide desired content within a given period. Under the agreement, AltaVista must deliver a minimum of advertising impressions and will receive payments from us of up to $65.6 million in cash and stock issued at fair market value over the three year term, of which $5 million had been paid as of March 1, 2000. In addition, we have agreed to issue AltaVista warrants to purchase stock if they meet higher performance thresholds. If AltaVista fails to deliver the minimum advertising impressions, we reduce our payments to them. Either AltaVista or we may cancel the agreement after two years.

     Bergen Brunswig. Bergen Brunswig is one of our stockholders and a strategic partner. In July and September 1999, we entered into a series of agreements whereby Bergen Brunswig provides us with fulfillment services for health and beauty aids, over-the-counter products and prescription drug orders. The fulfillment agreement with Bergen Brunswig for health and beauty aids and over-the-counter products is a five-year agreement and provides our customers with access to over 18,000 SKUs. Our pharmacy services fulfillment agreement is with Bergen Brunswig's mail order pharmacy, Medi-Mail, has a term of five years and provides our customers with access to over 5,000 prescription pharmaceutical SKUs. Our relationship with Bergen Brunswig provides us access to the Good Neighbor Pharmacy Network of approximately 2,000 independent pharmacies and access to the PlusCare Provider Network of over 85 pharmacy benefit managers covering approximately 80 million lives. Each of the PBMs has entered into an agreement with Medi-Mail, pursuant to which it provides pharmacy benefits for customers of approximately 2,000 individual pharmacies.

     The People's Pharmacy. In September 1999, we entered into a four-year agreement with Joe and Teresa Graedon to launch a co-branded website, PeoplesPharmacy.HealthCentral.com, to provide users with exclusive Internet access to pharmacy-related content produced by the Graedons in the form of books, newspaper columns, and radio shows. The People's Pharmacy, a newspaper column written by the Graedons and syndicated by King Features, is published in over 75 newspapers, including in markets such as New York, Baltimore, Los Angeles, Boston and Chicago. They also host a weekly radio show that is broadcast on over 700 stations around the world. The Graedons have agreed to participate in an interactive pharmacy chat room on the co-branded site. We make annual payments to the Graedons and have issued them an option to purchase up to a maximum of 250,000 shares of our common stock.

     MediaLinx. In November 1999, we launched our co-branded website with MediaLinx, an Internet portal in Canada. MediaLinx manages Sympatico, the largest Internet service provider in Canada. Canadian users accessing MediaLinx have access to our co-branded channel offering Canadian-specific health content and editorials.

     Covert Bailey. In December 1999, we entered into a four-year license agreement with Covert Bailey, a fitness and nutrition expert, author and television host. We feature proprietary content from Covert Bailey, including recipes, fitness and nutrition tips, diet and exercise logs, and tools that measure body fat and caloric needs and answer site visitors' questions. We make annual payments to Mr. Bailey over the life of the agreement, issued him 6,250 shares of our common stock upon signing of the contract and have granted him an option to purchase 30,000 shares of our common stock which vests over the four year term of the agreement.

   We also have promotional, content distribution and portal relationships with Microsoft, Looksmart, NetPulse, Snap.com and Yahoo!.

Technology

   Our HealthCentral.com and HealthCentralRx.com websites employ similar three-tier software architectures, and each is hosted on a different third-party web hosting service. We plan to integrate the RxList.com and HealthCentralRx.com applications, services and databases into the HealthCentral.com network architecture.

   Physical Architecture. We employ a reliable and scalable server architecture in a mixed LINUX, UNIX and Windows NT environment. Our HealthCentral.com network, as well as our institutional clients' websites, are protected by an industry standard firewall. All sensitive data is stored on a separate, private network that is not directly accessible from the Internet. In addition, there is a security system that includes video surveillance of all servers 24 hours a day and a well-defined audit mechanism.

   Software Architecture. We employ a three-tier software architecture, consisting of a user interface layer, an engine layer and a database layer, which allows customization, updating and repair of each layer without interfering with the operation of the other layers. An institutional client may choose to have its database reside with us or remain at the client's location. Our database servers are Oracle, Sybase on Sun Solaris for high end applications and MS SQL servers for low-end applications. We are in the process of improving the scalability of our database servers.

Sales and Marketing

 HealthCentral.com and RxList.com

   Our current sales and marketing strategy is to quickly build our revenues, brand recognition and brand loyalty from sponsorships and advertising. Our advertising campaigns target both online and traditional audiences and are designed to promote an enhanced customer experience.

   Our online advertising efforts are focused on Internet portals and other websites. We employ DoubleClick, the largest Internet advertising company, to conduct advertising and sponsorship sales for our HealthCentral.com and RxList.com websites. Our senior management participates with DoubleClick representatives in important sales efforts. Under the terms of the agreement, we cannot sell advertising, with some exceptions, for our HealthCentral.com website through alternate avenues; however, the agreement is terminable by either party on 90 days notice. 100% of our advertising inventory for the HealthCentral.com website has been sold each month from January 1999 through February 2000. We intend to continue to use the unique resources of the Internet as a means of marketing in an effort to drive traffic and repeat purchases.

 HealthCentralRx.com

   Our current sales and marketing strategy is to establish brand awareness and build brand loyalty of HealthCentralRx.com in order to drive sales of prescription and non-prescription items. Our advertising and promotional activities target both online and offline audiences and have been initially designed to attract first-time customers. To induce customer loyalty, we intend to employ frequency reward programs based upon repeat purchases. In the first half of 2000, we plan to target healthy people and people who suffer from chronic conditions by offering disease-specific information and building communities around common health concerns and prevention and health management topics.

   Our online marketing efforts are focused on identifying and marketing to early adopters of healthcare e-commerce, who are typically Internet users aged 35 to 54, with an emphasis on women. We intend to reach these groups through co-marketing initiatives with affiliate websites targeting adults, e.g., women's interests, parenting and family, investing, travel planning, real estate, and senior-oriented sites. We intend to employ incentive programs for affiliate sites to co-register users for our newsletter, as well as reward affiliates for directing traffic to our site that results in purchases. We also intend to acquire or rent opt-in e-mail lists to market through e-mail based communications. We also plan to reinforce our online marketing efforts through branded giveaway items in our product packaging, e.g., HealthCentralRx.com-branded pill boxes, thermometer strips, pens, water bottle straps, first-aid kits and band-aids.

   In addition to marketing through online channels, we intend to use traditional marketing and promotional efforts, including print media campaigns, TV, radio and billboards. We intend to increase our brand awareness through associating with health and family-related events.

 Enterprise Web Services

   Our current sales and marketing strategy is to quickly build our institutional customer base, while deriving revenues from licensing and development fees. We are in the process of building our direct sales teams for our enterprise web services.

Competition

   To be competitive, we must increase our site traffic and market share both rapidly and significantly. Thus, we must attract and retain users to our HealthCentral.com network by offering unique content and services, including the ability to purchase health-related products, of particular interest to our users.

 HealthCentral.com and RxList.com

   There are currently over 15,000 Internet websites that provide health-related information. As a result, our industry is fragmented and competition is extremely intense. Our HealthCentral.com and RxList.com consumer websites compete directly for users, advertisers, e-commerce merchants and other partners with numerous Internet and non-Internet businesses, including:

  . health-related websites targeted at consumers, such as drkoop.com, AllHealth.com, DiscoveryHealth.com, InteliHealth, Medscape.com, OnHealth.com, Thrive.com and Healtheon/WebMD.com (which has announced an acquisition of OnHealth.com);

  . online portal companies, such as America Online, Excite, Inc., The
    GoNetwork, Lycos Corporation, Microsoft Network, and Yahoo!;

  . hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors that offer healthcare information through the Internet; and

  . consumer affinity groups, such as the American Association of Retired
    Persons and SeniorNet, which offer online healthcare-related content to special demographic groups.

 HeathCentralRx.com

   The online e-commerce markets in the health, beauty, wellness, personal care and pharmacy categories are fragmented and intensely competitive. Our competitors in these areas can be divided into several groups:

  . chain drugstores, such as CVS, Eckerd and Walgreen's, and independent drug stores;

  . mass market retailers, such as Kmart, Target and Wal-Mart;

  . supermarkets and warehouse clubs;

  . online retailers of health, beauty, personal care and/or pharmaceutical products, such as planetRx and drugstore.com;

  . mail-order pharmacies and prescription benefits managers, such as Express
    Scripts and Merck-Medco;

  . Internet-portals and online service providers that feature shopping services, such as America Online, Yahoo!, Excite and Lycos; and

  . cosmetics departments at major department stores.

   Each of these competitors operates within one or more of the health, beauty, wellness, personal care and pharmacy product categories. In addition, nearly all of our competitors have, or have announced their intention to have, the capability to accept orders for products online. In particular, Walgreen's, CVS, Albertson's and Wal-Mart already are accepting prescription refill or other orders on their websites.

   Many of these competitors have substantial competitive advantages over us, such as:

  . greater name recognition;

  . larger user bases;

  . greater financial, technical and other resources;

  . the ability to offer a wider array of online products and services; and

  . more diversified content offerings.

   We believe the main competitive factors in the health-related e-commerce market are the availability of branded products, selection, convenience, price, quality of search tools, and reliability and speed of fulfillment for products ordered.

 Enterprise Web Services

   In the market for enterprise web services, we compete mainly with payors' and providers' internal systems development teams, with local web development companies, with consumer-oriented websites that are selling applications to institutions, such as drkoop.com, WebMD and BabyCenter's CHI division. The main competitive factors in the enterprise web services market are depth of content, cost, development and maintenance ability and the ability to allow the institutional client to promote its own brand.

Intellectual Property Rights

   Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained federal trademark registrations for the trademarks and logos "HealthCentral," "HealthCentralRx" and "RxList." We have a 15-year agreement with Dr. Edell, in which he has granted us the exclusive right to the use of his name in connection with our business and exclusive commercialization rights to his services over the Internet, except for the publication of radio transcripts and Internet broadcasts of his radio program. Under this agreement, all content that Dr. Edell creates for our HealthCentral.com network is owned by us. Windom Health developed some elements of HealthView, the Personal Health Record and the general architecture of the HealthCentral.com consumer website during its participation in a project funded by a grant from the National Institute of Standards and Technology. Under the terms of the grant, Windom Health owns the intellectual property it developed for the project and granted a nonexclusive, nontransferable license to the U.S. government of that intellectual property. In addition, we have various other exclusive contractual rights. See "-- Strategic Relationships."

   Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all potential business partners. These protections, however, may not be adequate to protect our intellectual property rights. In addition, we may be sued by third parties alleging, with or without merit, that we have violated their intellectual property rights. See "Risk Factors--Any failure to protect our intellectual property rights impair our ability to establish our brands" and "--We may be sued by third parties for infringement of their proprietary rights."

Government Healthcare Regulation

   General. Numerous state and federal laws regulate our health business, as described below. Generally, the laws and regulations governing the healthcare industry have not been tested in relation to e-commerce in healthcare products and/or the provision of healthcare information on the Internet. The laws may be interpreted in such a way that we may not be permitted to conduct our business as described. The requirement that we comply with any new legislation or regulations, or any unanticipated application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our products, services and information offered through our HealthCentral.com network, increase our cost of doing business or otherwise harm our business. See "Risk Factors--Extensive and changing government regulation of the healthcare industries is expensive to comply with and exposes us to the risk of substantial governmental penalties."

   Regulation of the Practice of Medicine. The practice of medicine is generally defined by state law and varies from state to state. Often it is defined as engaging in, with or without compensation, diagnosis or treatment of a physical or mental condition. The practice of medicine requires a license under state law and, depending on state law, practice of medicine without a license can be a civil or criminal violation. We have endeavored to structure our site and, in particular our health risk assessment tools and our descriptions of various healthcare products, to avoid violation of state licensing requirements. For example, we have included within our website disclaimers and other notices that we have deemed appropriate to advise users that the information provided is not intended to be a substitute for consultation with a licensed physician. However, the application of this area of the law to Internet services such as ours is novel and a key element of our strategy is to encourage consumers to identify us with Dr. Dean Edell, a licensed physician. Also, we have not conducted a state by state survey of licensing requirements and policies. Accordingly, a state regulatory authority and/or one or more licensed physicians or physician advocacy groups or consumers may allege that one or more elements of our business requires a license to practice medicine under existing or future laws or statutes and/or that the disclaimer is ineffective as to particular consumers who claim to rely upon advice or information provided by us. Any application of practice of medicine regulations to our business could harm our business or require us to change our business model. Further, liability based on a determination that we engaged in the practice of medicine without a license may cause us to be excluded from coverage under the terms of our current general liability insurance policy and may also subject us to a higher standard of care than would be applicable to activities that do not require a professional license.

   Regulation of Other Healthcare Professions. We provide information on pharmacology, nutrition and mental health on our website, including electronically accessible information regarding prescription drugs and answers to frequently asked questions about prescription drugs. The practice of pharmacology, nutrition, psychology and certain personal counseling is also defined by and regulated by state law, which also varies from state to state. While we have taken the same precautions to avoid the practice of other healthcare professions as we have with the practice of medicine, a local professional licensing board, local professionals, professional advocacy groups, or consumers may seek to impose state law licensing requirements on some aspects of our business. Any application of the regulation of the practice of another healthcare profession to our business could harm our business or require us to change our business model. Further, any liability based on a determination that we engaged in the practice of a healthcare profession without a license may cause us to be excluded from coverage under the terms of our current general liability insurance policy and may also subject us to a higher standard of care than would be applicable to activities which do not require a professional license.

   Regulation of Pharmacy Prescription Drug Activities. Our business of providing prescription drugs and other medical products is subject to federal, state and local regulations, many of which are specific to pharmacies. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, pharmacists are required to offer counseling, without additional charge, to prescription drug customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill, and other information deemed significant by the pharmacists. In addition, the FTC and many state agencies regulate advertising and product performance claims for prescription drugs. Pharmacy operations are subject to federal, state and local licensing and registration regulations with respect to the Controlled Substances Act and federal Drug Enforcement Agency regulations, as well as related state and local laws and regulations, relating to pharmacy operations, including registration, security, recordkeeping, and reporting requirements related to the purchase, storage and dispensing of controlled substances and prescription drugs, and certain over-the-counter drugs. We have attempted to structure our agreement with Medi-Mail, for the fulfillment of prescription orders, such that we do not have to qualify as a pharmacy under federal, state and territorial laws and regulations; however, in some jurisdictions we may be considered pharmacies and be required to register as a pharmacy within those jurisdictions. While Medi-Mail is required to provide pharmacist support to respond to consumer inquiries, and we are required to provide consumer accessible electronic information including answers to frequently asked questions about prescription drugs. Nevertheless, because we are the interface with the consumer for the purchasing of prescription drugs, we may be considered a "pharmacy" under state regulations as well as being the subject of FDA, FTC, DEA and state agency enforcement actions and could be liable to the consumer in the case of adulterated drugs, false or misleading advertising or claims or problems with the transport and sale of controlled substances. While we have rights against the drug manufacturer as to adulteration issues and rights against Medi-Mail for problems relating to compounding and dispensing drugs, we may have liability if the manufacturer and/or Medi-Mail cannot or will not indemnify us in a specific situation.

   The U.S. House of Representatives Committee on Commerce and the General Accounting Office are currently investigating online pharmacies and online prescribing, especially focused on those who prescribe drugs online and on pharmacies that fill invalid prescriptions, including those that are written online. The committee requested that the General Accounting Office undertake a formal review of a number of issues pertaining to online pharmacies, including an assessment of mechanisms to ensure that online pharmacies are obeying the various state and federal regulations for the industry. We rely exclusively on Medi-Mail to meet the requirements imposed for verifying and filling prescriptions received on-line and have structured our contracts with Medi-Mail accordingly. However, because we may be considered a pharmacy in some jurisdictions due to our interface directly with customers, we may become regulated by any future laws which are enacted or enforcement efforts by the federal government or states relating to our on-line pharmacy activities.

   The National Association of Boards of Pharmacy, a coalition of state pharmacy boards, has developed a program, the Verified Internet Pharmacy Practice Sites, or VIPPS, as a model for self-regulation for online pharmacies. As of September 15, 1999, the first VIPPS certifications were issued to drugstore.com, Merck-Medco Rx Services and planetRx.com, which are now entitled to display the VIPPS seal on their websites. To the extent that consumers rely upon the VIPPS seal, it may be a competitive disadvantage if Medi-Mail/HealthCentralRx.com does not obtain certification. In addition, various state legislatures are considering new legislation related to the regulation of nonresident pharmacies. The inclusion of prescription drugs as a Medicare benefit has been the subject of numerous bills in the U.S. Congress. Should legislation on prescription drug coverage for Medicare recipients be enacted into law, compliance with any corresponding rules and regulations would be required, even though at this time we do not accept Medicare and Medicaid prescriptions.

   Regulation of the Sale of OTC Drugs, Nutritional Supplements, Cosmetics and Medical Devices. The FDA and FTC and similar state agencies regulate drug and cosmetic advertising and promotion, including direct-to-consumer advertising, done by or on behalf of drug and cosmetic manufacturers and marketers. In addition, the FDA regulates product safety for nutritional supplements as well as over-the-counter drugs, medical devices and prescription drugs. Many of our products and services are subject to FDA and FTC regulation and enforcement for false advertising and misleading advertising, including overstatements regarding product performance, especially regarding nutritional supplements. While we have rights against the manufacturer as to adulteration issues and product claims (to the extent we have received the claims as a result of the manufacturer), we may have liability if the manufacturer cannot or will not indemnify us in a specific situation.

   Application of State and Foreign Laws. Although our business offices are located in California, our website is available to users all over the United States and the world. Therefore, the governments of other states and foreign countries also regulate our activity and our transmissions and may take action against us for violations of their laws. For example, many states have enacted laws related to telemedicine, where physicians are practicing medicine by various means of communication over state lines. The states have varied tremendously in their approaches to this issue, including, among others, requiring full licensing of the out of state practitioner or by requiring the involvement of a state licensed practitioner. The states have uniformly asserted their right to regulate telemedicine activity, based upon the location of patients in their state, and we would expect the states to take the same approach as to other electronic activities directed to consumers in their states. In addition, our pharmacy business requires that our fulfillment partner be registered as a pharmacy in any state where it delivers prescription drugs. We have not undertaken a state by state or a country by country review of the health-related laws that could apply to our business. Violations of these laws may be alleged or charged by state or foreign governments or may be modified, or new laws may be enacted, in the future. Any of such changes in laws could harm our business.

   Liability for Health Information and Health Products. Due to the nature of our business, we may become involved in litigation regarding the information transmitted from our site with the risk of adverse publicity, significant defense costs and substantial damage awards. In addition, if we are deemed to be engaged in the practice of medicine or another healthcare profession, including pharmacy, we could be subject to claims and/or malpractice liability exposure for which we may not be insured. We may also be liable for personal and property damage from products provided by us, including from prescription drugs. Finally, the FDA could look to us first in enforcing a product recall. In recent years, participants in the healthcare industry have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. We have legal rights against the manufacturer and fulfillment companies, with some limits, for their activities related to the products we provide. To date, we have not been the subject of any claim involving the operation of our site. However, claims may be brought against us. Even if these claims ultimately prove to be without merit, defending against them can be time-consuming and expensive, and any adverse publicity associated with these claims could adversely affect our business. Our liability insurance does not provide coverage for professional malpractice, so these claims would not come within the scope of or be covered by our insurance. We may not be able to maintain existing coverage or expand its scope to address evolving risks, or obtain increased amounts of coverage on acceptable terms or at all.

   Medical Information and Data. There are changing federal and state laws governing the storage, transmission and disclosure of medical information and healthcare records. Our site does and will contain information submitted by users, in response to questions on our personal health risk assessment form and in connection with prescription drug and other healthcare product orders. We expect that our site will also contain information compiled by users for their personal healthcare histories. While this information is not intended to constitute or be treated as medical records, users or regulatory agencies may seek to characterize this information as medical records and impose requirements and/or sanctions upon us related to the maintenance and handling of medical records. Maintaining this information could also expose us to claims if unauthorized persons gain access to it notwithstanding our efforts to maintain its security.

   Federal and State Anti-Kickback Laws. Provisions of the Social Security Act known as the Federal Anti-Kickback Law prohibit knowingly or willfully, directly or indirectly, paying or offering to pay, or soliciting or receiving, any remuneration in exchange for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid and similar other federal or state healthcare programs. Violations may result in civil and criminal sanctions and penalties. Civil penalties include exclusion from government health programs. Criminal sanctions include imprisonment for up to five years and fines of up to $25,000 or both, for each violation. Recent federal legislation expanded the sanctions to include civil monetary penalties up to $50,000 for each prohibited act and up to three times the total amount of remuneration offered, paid, solicited or received, even in circumstances where a portion of such remuneration is offered, paid, solicited or received for a lawful purpose. Certain courts reviewing the statute have taken a broad view of the Federal Anti-Kickback Law and have ruled that it can be violated if only one purpose of a payment arrangement is to induce referrals. Many states also have enacted similar local anti-kickback laws.

   At present, neither Medicare nor Medicaid reimburses outpatient prescription drugs, with the exception of a few items. While we believe that we have structured our fee relationships with our pharmacy and health product affiliates so that the Federal Anti-Kickback Law is not implicated for any items or services covered by it, the agency may take a contrary position, especially if Medicare and Medicaid benefits are expanded to cover prescription drugs. If this were to happen, our prescription drug arrangement with our e-commerce pharmaceutical and healthcare supply affiliates, as currently structured, may not qualify as among the practices exempted from federal prosecution or other enforcement under the Federal Anti-Kickback Law by the regulatory safe harbors promulgated by the Department of Health and Human Services. Failure to meet a safe harbor, however, does not mean that an arrangement violates the statute. Many activities engaged in by healthcare providers and related entities fall outside the safe harbors yet are not deemed illegal. While we believe that our fee arrangements are not illegal as to products and services reimbursable by Medicare or other federal programs covered by the statute, given the breadth of the Federal Anti-Kickback Law, the limited scope of the existing safe harbors and the desire of the agencies to eliminate programs that create financial incentives to provide excessive care, we may face adverse regulatory positions. The Office of Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the Federal Anti-Kickback Law, including whether an activity or proposed activity constitutes grounds for the imposition of civil or criminal sanctions. We have not sought this kind of opinion and are aware of no opinion that has been issued regarding website sponsorships or planned sales activities.

   In addition, most states have enacted anti-kickback, or illegal remuneration, laws that are similar to the Federal Anti-Kickback laws. Some of these state laws are very closely patterned on the Federal Anti-Kickback Law; others, however, are broader and reach reimbursement by private payors, and still others are more narrow, applying, for example, only to kickbacks paid or received by providers. We have not conducted a survey of these laws in all fifty states and therefore, our arrangements with our e-commerce affiliates may result in investigation or prosecution by state regulators or attorneys general.

   If our activities were deemed to be inconsistent with the Federal Anti-Kickback Law or with state anti-kickback or illegal remuneration laws, we could face civil and criminal penalties or be barred from such activities, any of which could harm our business. Further, we could be required to restructure our existing or planned sponsorship compensation arrangements and e-commerce activities in a manner that could harm our business.

   Federal and State Self-Referral Prohibitions. The federal physician self-referral statute, often identified as the Stark Law, generally forbids payments, under Medicare or Medicaid, based on a physician referral for "designated health services" to any entity with which the physician or an immediate family member has a financial relationship. The financial relationship can be direct or indirect. The financial relationship can take the form of an ownership or investment interest or a compensation relationship. A referral, under the Stark Law, can include prescribing or requesting designated health services, and also establishing a plan of care for the designated health services. The Stark Law applies to clinical laboratory services and other designated health services, including outpatient prescription drugs and durable medical equipment. Penalties for violating the Stark Law include denial of payment from Medicare and Medicaid programs for any services referred to an entity in violation of the Stark Law, civil monetary penalties of up to $15,000 for each offense and exclusions from the Medicare and Medicaid programs. Many states have adopted similar self-referral laws, which may extend to governmental and third-party payors. We have not conducted a survey of these laws in all fifty states.

   We have attempted to structure our physician relationships and our information delivered to customers so that we are not viewed as practicing medicine, either directly or as a vehicle for the practice of medicine by an affiliated physician. However, if we were deemed to be a vehicle for a physician referral for services or equipment covered by federal or state self-referral laws, the manner in which we are paid by the referral recipient could subject us to action under Stark or state self-referral laws, which could harm our business and subject us to sanctions under these laws.

   FDA Regulation of Medical Devices. Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration. We do not believe that our current applications or services will be regulated by the FDA; however, our applications and services may become subject to FDA regulation. Additionally, we may expand our application and service offerings into areas that subject us to FDA regulation. We have no experience in complying with FDA regulations. We believe that complying with FDA regulations would be time consuming, burdensome and expensive and could delay or prevent our introduction of new applications or services.

Other Governmental Regulation

   General. There is an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, it may take years to determine whether and how existing laws such as those governing issues such as intellectual property ownership and infringement, privacy, libel, copyright, trade mark, trade secret, obscenity, personal privacy, taxation, regulation of professional services, regulation of medical devices and the regulation of the sale of other specified goods and services apply to the Internet and Internet advertising. The requirement that we comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our service, increase our cost of doing business or otherwise harm our business.

   Online Content Regulations. Several federal and state statutes prohibit the transmission of indecent, obscene or offensive content over the Internet to certain persons. In addition, pending legislation seeks to ban Internet gambling and federal and state officials have taken action against businesses that operate Internet gambling activities. The enforcement of these statutes and initiatives, and any future enforcement activities, statutes and initiatives, may result in limitations on the type of content and advertisements available on HealthCentral.com. Legislation regulating online content could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium, which could impair our ability to generate revenues.

   Privacy. There has been recently increased activity on privacy by foreign and United States federal and state entities.

   In November 1999, the Department of Health and Human Services issued proposed regulations regarding standards to protect the privacy of individually identifiable health information transmitted electronically. In February 2000, the Federal Trade Commission proposed a rule which would implement the financial privacy provisions of the Gramm-Leach-Bliley Act, placing restrictions on when financial institutions may disclose nonpublic personal information about consumers to nonaffiliated third parties, and requiring that financial institutions disclose their privacy policies and practices with respect to information sharing with both affiliates and nonaffiliated third parties. Industry groups are also proposing various privacy and ethics standards in an effort to maintain self-regulation. Finally, even in the absence of regulations, the FTC has been recently active in investigations into the privacy practices of companies that collect information on the Internet. One such investigation has resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement certain privacy principles. In February 2000, the Federal Trade Commission commenced an investigation of online ad server DoubleClick for possible privacy violations. DoubleClick is the exclusive ad server for our website and is also subject to several state attorney general and private party lawsuits regarding privacy.

   In addition, in January 2000, the California HealthCare Foundation issued a Report on the Privacy Policies and Practices of Health Web Sites (the "Report"). The Report surveyed 21 health-related web sites, including our website, and for most surveyed websites, including our website, cited "areas of concern" in privacy policies and practices. After the Report was issued, the FTC contacted us requesting a meeting to discuss our privacy policies and practices. In February 2000, we voluntarily met with the staff of the FTC to discuss such policies and practices and provided supporting information to the staff. The FTC may have follow-up questions for us regarding these issues.

   Our website retains personally identifiable information about our users, which we obtain with their consent. We have a stringent privacy policy covering this information, and we only grant access to this information to third party contractors who are also bound by a stringent privacy policy or, as disclosed to our users, to third parties where it is necessary for the delivery of goods or services ordered by the user. However, if third persons were able to penetrate our network security and gain access to, or otherwise misappropriate or misuse, our users' personal information, we could be subject to liability. This liability could include claims for misuses of personal information, such as for unauthorized marketing purposes or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. Moreover, to the extent any of the data constitute or are deemed to constitute patient health records, a breach of privacy could violate federal law.

   It is possible that the use of "cookies" may become subject to laws limiting or prohibiting their use. The term cookies refers to information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge and which is used to track demographic information and to target advertising. Cookies do not personally identify the user, unless the owner of the cookie also has personally identifiable information about the user which can be linked to the cookie numerical identifier. Both we and DoubleClick use cookies to personalize the website and to target advertising. Most currently available

Internet browsers allow users to modify their browser settings to remove cookies at any time or prevent cookies from being stored on their hard drives. In addition, a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of the use of cookies could limit our ability to personalize the website for the user, and could limit the effectiveness of the targeting of advertisements, both of which could impair our ability to generate advertising revenue.

   Foreign countries and political entities, such as the European Union have adopted legislation and regulatory requirements regarding notification of Internet users about the use of information collected by them by website usage, including notification that data may be used by both the website and third party marketing entities. The EU has adopted a directive that imposes restrictions on the collection and use of personal data. Under this EU directive, persons in the EU are guaranteed rights, including the right of access to their data, the right to know where the data originated, the right to have inaccurate data rectified, the right to recourse in the event of unlawful processing and the right to withhold permission to use their data for direct marketing. The EU directive could, among other things, affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In particular, companies with offices located in EU countries may not be allowed to send personal information to countries that do not maintain standards of privacy that are determined not to be equivalent to those of the EU. The EU directive does not, however, define what standards of privacy are adequate. As a result, the EU directive may adversely affect the activities of companies like ours, which plan to engage in data collection from users in EU member countries.

   We will likely incur additional expenses regarding privacy practices and policies. We continually review our policies to provide notice of the use of information to users and to improve our practices and technology to maintain confidentiality of user information. Any changes in policies and practices, whether self-imposed or imposed by government regulation could affect the way in which we conduct our business, especially those aspects that involve the collection, use and access to personal identifying information, and could have a material adverse effect on our business, financial condition and operating results.

   Data Protection. Legislative proposals have been made by the federal government that would afford broader protection to owners of databases of information, such as stock quotes and sports scores. This kind of protection already exists in the EU. If enacted, this legislation could result in an increase in the price of services that provide data to websites. In addition, this legislation could create potential liability for unauthorized use of this data.

   Internet Taxation. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and some states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. This legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from these activities.

   Domain Names. Domain names are the user's Internet address. Domain names have been the subject of significant trademark litigation in the United States. Third parties may bring claims for infringement against us for the use of the HealthCentral.com or the HealthCentralRx.com trademarks. Moreover, because domain names derive value from the individual's ability to remember these names, our domain names may lose their value if, for example, users begin to rely on mechanisms other than domain names to access online resources.

   The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. Our domain names may lose their value, or we may have to obtain entirely new domain names in addition to or in lieu of our current domain names if litigation or reform efforts result in a restructuring in the current system.

   State Insurance Regulation. In the future we may market insurance online. The use of the Internet in the marketing of insurance products is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to these activities. If we were required to comply with such licensing laws, compliance could be costly or impossible, which could harm our business or require us to change our business plans.

   Jurisdiction. Due to the global reach of the Internet, it is possible that, although our transmissions over the Internet originate primarily in the State of California, the governments of other states and foreign countries might attempt to regulate Internet activity and our transmissions or take action against us for violations of their laws. Violations of these laws may be alleged or charged by state or foreign governments, or these laws may be modified, or new laws enacted, in the future. Any of the foregoing could harm our business.

Employees

   As of February 29, 2000, we had 120 employees, of which 24 were employed in sales and marketing, 40 were employed in engineering, 29 were employed in production, and 27 were employed in general management and administration. None of our employees is covered by any collective bargaining agreement. We believe that our relations with our employees is good.

Executive Officers

   The following table sets forth information regarding our executive officers as of February 29, 2000:

            Name        Age Position
            ----        --- --------
      Albert L.
       Greene.........  50  President, Chief Executive Officer and Director

      C. Fred Toney...  34  Executive Vice President and Chief Financial Officer

      Deryk Van Brunt.  40  Executive Vice President of Operations

      Robert M. Cudd..  45  Senior Vice President of Marketing

      Marcos A.
       Athanasoulis...  32  Vice President of Engineering

      Ann-Marie
       Buddrus........  47  Vice President of Production

   Albert L. Greene has served as HealthCentral.com's President and Chief Executive Officer since joining HealthCentral.com in July 1998 and as a director since October 1998. From May 1990 to February 1998, Mr. Greene served as President of Alta Bates Medical Center, a hospital in Berkeley, California. From January 1996 to July 1998, Mr. Greene served as Chief Executive Officer of the East Bay Service Area of Sutter Health, a healthcare provider. He presently serves on the boards of directors of Quadramed Corporation, a developer of healthcare software and services, Lumisys Incorporated, a supplier of medical imaging products, and Acuson Corporation, a manufacturer of medical ultrasound equipment. Mr. Greene received a B.A. in Psychology from Ithaca College and an M.H.A. in Hospital Administration from the University of Michigan.

   C. Fred Toney has served as the HealthCentral.com's Executive Vice President and Chief Financial Officer since January 2000 and served as HealthCentral.com's Senior Vice President and Chief Financial Officer from July 1999, when he joined HealthCentral.com, until January 2000. From August 1992 to July 1999, Mr. Toney served as Research Analyst, Director of Research and Senior Managing Director at Pacific Growth Equities, Inc., an investment banking firm. He also serves on the boards of directors of two private companies. Mr. Toney received a B.A. in both Economics and English from the University of California, Davis.

   Deryk Van Brunt has served as the HealthCentral.com's Executive Vice President of Operations since January 2000 and served as HealthCentral.com's Senior Vice President of Operations from August 1999, when HealthCentral.com acquired Windom Health, until January 2000. From June 1994 to August 1999, Dr. Van Brunt was Chief Operating Officer of Windom Health. Dr. Van Brunt received a B.S. in Natural Resources, an M.P.H. in Epidemiology and a Dr.P.H. in Health Informatics from the University of California, Berkeley.

   Robert M. Cudd has served as the HealthCentral.com's Senior Vice President of Marketing since January 2000 and served as HealthCentral.com's Vice President of Marketing from October 1999, when he joined HealthCentral.com, until January 2000. From March 1998 to September 1999, Mr. Cudd served as Vice President of Marketing and Editorial at Fatbrain.com, an Internet retailer of professional books and documents. From September 1996 to March 1998, Mr. Cudd served as Vice President of Marketing for West Marine, Inc., a boating supply and accessory retailer and, from February 1994 to May 1996, he served as the Director of Marketing at Computer City, a reseller of computer hardware and software. Mr. Cudd holds a B.S. degree in Business from Ferris State College.

   Marcos A. Athanasoulis has served as the Company's Vice President of Engineering since HealthCentral.com acquired Windom Health in August 1999. At Windom Health, Mr. Anthanasoulis served as Director of Engineering from June 1998 to August 1999, and as Director of Research and Development from June 1996 to June 1998. From June 1990 to May 1996, Mr. Athanasoulis was a Research Scientist at Impact Assessment, Inc., a consulting company. He was also an independent consultant in health information systems from June 1995 to June 1998. Mr. Athanasoulis received a B.A. in Social Science and an M.P.H. in Epidemiology and Biostatistics from the University of California, Berkeley, and is a doctoral fellow in Health Information Sciences at the University of California Berkeley.

   Ann-Marie Buddrus has served as the Company's Vice President of Production since HealthCentral.com acquired Windom Health in August 1999. At Windom Health, Ms. Buddrus served as Vice President of Production from March 1999 to August 1999. From May 1997 to March 1999, she served as President of JUMP Design, an Internet development consulting company. From February 1997 to April 1997, she served as Vice President, Production at NetChannel, Inc., an Internet media company. From March 1994 to February 1997, Ms. Buddrus was Director of Production in the Interactive Television Division of Pacific Bell Video Services, where she helped pioneer the development of interactive shopping mall prototypes. Ms. Buddrus received a B.A. in Art History from Maryville University.

Item 2. Properties

   We lease a total of approximately 22,600 square feet at our three facilities in Emeryville, California. The lease for approximately 7,300 square feet expires in March 2004, the lease for approximately 8,800 feet expires in December 2003 and the lease for approximately 6,500 square feet expires in June 2002. We have also entered into a license agreement to use facilities in Stamford, Connecticut. This agreement renews every three months. We believe that our existing facilities are adequate for our needs through April 2000, and we are currently in the process of negotiating a lease for additional facilities. If we are unable to agree to lease terms for additional facilities, we will need to secure alternative facilities, which may not be available on commercially reasonable terms, if at all. We anticipate that these facilities will be adequate for our needs through January 2001. We may need additional space at that time, and yet none may be available on commercially reasonable terms, if at all.

Item 3. Legal Proceedings

   We have no pending legal proceedings, but we may become subject to lawsuits from time to time.

Item 4. Submission of Matters to a Vote of Security Holders

   On November 11, 1999, we held our 1999 annual meeting of stockholders (the "Annual Meeting"). Out of 12,220,641 shares outstanding as the Record Date (September 30, 1999), 11,334,726 shares were represented by being present at the Annual Meeting or by Proxy. The following summarizes the matters submitted to a vote of our stockholders:

     1. The election of the following nominees to serve as members of the Board of Directors:

      Name of Director Nominee                              In Favor  Withheld
      ------------------------                             ---------- --------
      James J. Hornthal................................... 11,334,726       0
      Michael D. McDonald................................. 11,002,996 331,730
      Albert L. Greene.................................... 11,334,726       0
      Louis M. Andersen................................... 11,334,726       0
      Sheryle J. Bolton................................... 11,334,726       0
      Annette Campbell-White.............................. 11,334,726       0
      Dean S. Edell....................................... 11,334,726       0
      Wesley D. Sterman................................... 11,334,726       0
      Robin Wolaner....................................... 11,334,726       0

     2. The amendment to our Certificate of Incorporation to effect a five-for-four stock split of our then outstanding Common Stock and Preferred
  Stock:

              In Favor                                                 Opposed
              --------                                                 -------
             11,334,726                                                    0

     3. Our reincorporation from California to Delaware, which transaction also contemplated the execution of indemnification agreements between us and each of our officers and directors:

              In Favor                                                 Opposed
              --------                                                 -------
             11,334,726                                                    0

     4. The adoption of our 1999 Directors' Stock Plan and the reservation of 312,500 shares of our Common Stock for issuance thereunder:

              In Favor                                                 Opposed
              --------                                                 -------
             11,334,726                                                    0

     5. The adoption of our 1999 Employee Stock Purchase Plan and the reservation of 1,250,000 shares of our Common Stock for issuance thereunder, plus an automatic annual increase in shares in each of our fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 of a maximum of 437,500 shares of our Common Stock for issuance thereunder:

              In Favor                                                 Opposed
              --------                                                 -------
             11,334,726                                                    0

     6. The amendment to our 1999 Stock Plan, including amendments to (a) increase the number of shares of Common Stock reserved for issuance thereunder by 4,375,000 shares to an aggregate of 4,625,000, plus an automatic annual increase in shares in each of the Company's fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 of a maximum of 787,500 shares of the Company's Common Stock for issuance thereunder, and (b) set the maximum number of shares subject to options or stock purchase rights that may be issued to any one employee during a fiscal year equal to 2,000,000 shares:

              In Favor                                                 Opposed
              --------                                                 -------
             11,334,726                                                    0

     7. The ratification of the appointment of PricewaterhouseCoopers LLP, as independent auditors of the Company for the fiscal year ended December 31, 1999:

              In Favor                                                 Opposed
              --------                                                 -------
             11,334,726                                                    0

   In addition, we also submitted certain matters to a vote of our stockholders during the fourth quarter of 1999. Out of 14,550,411 shares outstanding, 9,924,003 shares approved the following matters by the written consent of our stockholders on November 19, 1999:

     A. The amendment of our Certificate of Incorporation to increase the number of shares of Common Stock to 100,000,000 shares and to increase the number of shares of Preferred Stock to 5,000,000 shares

     B. The amendment of our Certificate of Incorporation to provide that any action by stockholders of the Company must be taken at an annual or special meeting of stockholders and may not be taken by written consent.

     C. The amendment of our Bylaws to include a provision restricting the ability of stockholders to call meetings or take other actions, including elimination of the ability of holders of 10% of the Company's stock to call a special meeting.

     D. The division of the Board of Directors, contigent on the closing of our IPO, into three classes, designated as Class I, Class II and Class III, respectively.

     E. The amendment of our 1998 Stock Plan, to include, among other things, language regarding the acceleration of certain unvested shares in the event of a Change of Control, as set forth in the 1998 Stock Plan.

     F. The amendment of our 1999 Stock Plan, to include, among other things, language regarding the acceleration of certain unvested shares in the event of a Change of Control, as set forth in the 1999 Stock Plan.

   The above share amounts have been adjusted to reflect our five-for-four stock split and the conversion of the outstanding Preferred Stock into Common Stock upon completion of the initial public offering in December 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity And Related Stockholder Matters

Price Range of Common Stock

   Our Common Stock has been listed for quotation on the Nasdaq National Market under the symbol "HCEN" since our initial public offering on December 7, 1999. The following table shows the high and low sale price per share of our Common Stock as reported by the Nasdaq National Market for the period indicated.

      1999                                                          High   Low
      ----                                                         ------ ------
      From IPO date (December 7, 1999) to December 31, 1999....... 12.750 $6.875

   The closing sale price of our Common Stock as reported on the Nasdaq National Market on February 29, 2000 was $5.81 per share. As of that date, there were approximately 156 holders of record of the our Common Stock. This does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

   The market price of our Common Stock has been and may continue to be subject to wide fluctuations in response to a number and events and factors, such as quarterly variations in our operating results, announcements of technological or competitive developments, changes in estimates of our financial performance or changes in recommendations by securities analysts, acquisitions or strategic alliances by us or our competitors, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in the markets. These fluctuations may be exaggerated if the trading volume of our Common Stock is low. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet-related companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock.

Dividend Policy

   We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain all available funds to support operations and to finance the growth and development of our business. Therefore, we do not anticipate paying cash dividends for the foreseeable future.

Unregistered Equity Securities Sold in 1999

   Between January 1, 1999 and December 31, 1999, the Company sold and issued the following unregistered securities:

  . In May 1999, the Company issued a warrant to purchase 12,249 shares of Series A Convertible Preferred Stock at a purchase price of $2.00 per share to individuals affiliated with a lender in connection with a financing transaction.

  . In April 1999, the Company issued a warrant to purchase 73,896 shares of Common Stock at a purchase price of $6.50 per share to a strategic partner.

  . In July 1999, the Company issued convertible promissory notes in the aggregate principal amount of $600,000 to investors, the principal amount of which was converted into shares of Series B Convertible Preferred Stock in August 1999, and warrants to purchase an aggregate of 16,664 shares of common stock at a purchase price of $3.60 per share to investors.

  . In July 1999, the Company issued a promissory note in the principal amount of $100,000 to an individual. The principal amount of this note was converted into shares of Series B Convertible Preferred Stock in August 1999.

  . In August 1999, the Company issued 2,104,770 shares of its common stock to individuals in connection with an acquisition of a company.

  . In August 1999, the Company issued promissory notes in the aggregate principal amount of $300,000 and warrants to purchase 8,333 shares of Series B Convertible Preferred Stock at a purchase price of $3.60 per share to a stockholder. The principal amount of this note was converted into shares of Series B Convertible Preferred Stock in August 1999.

  . In August and September 1999, the Company issued and sold shares of Series B Convertible Preferred Stock convertible into an aggregate of 4,038,455 shares of common stock to investors for an aggregate purchase price of $20,999,998.50. These shares were issued in a private placement in which Hambrecht & Quist acted as placement agent, for which it received a cash commission of $1,090,000 as well as the warrant described below.

  . In August 1999, the Company issued to Hambrecht & Quist LLC a warrant to purchase 69,231 shares of Series B Convertible Preferred Stock at a purchase price of $5.20 per shares.

  . In October 1999, the Company issued or reserved for issuance upon the exercise of options a total of 1,579,065 shares of its common stock to individuals and entities in connection with an acquisition of a company.

  . In October 1999, the Company issued 836,422 shares to individuals in connection with an acquisition of a company.

  . Under its 1998 Stock Plan during 1999, the Company granted stock options to purchase 2,539,563 shares of the Company's Common Stock (net of cancellations) to employees, directors and consultants at exercise prices varying from $0.25 to $11.00 per share. From January 1, 1999 through December 31, 1999, 376,250 shares of common stock were issued upon the exercise of options.

  . Under its 1999 Stock Plan during 1999, the Company granted stock options to purchase 406,843 shares of the Company's Common Stock (net of cancellations) to employees, directors and consultants at exercise prices varying from $7.312 to $10.08 per share. No options were exercised under the 1999 Plan during 1999.

  . On December 2, 1999, the Company effected a five-for-four split of its outstanding common stock in which every outstanding share of common stock was split into 1.25 shares of common stock.

  . In December 1999, in connection with the Company's initial public offering, 506,589 shares of common stock were issued in connection with the exercise of outstanding warrants, and 5,050,955 shares of common stock were issued in connection with the conversion of Preferred Stock.

   There were no underwritten offerings employed in connection with any of the transactions set forth above. All the foregoing information gives effect to the five-for-four split of the Company's Common Stock that occurred in December 1999. Other than the five-for-four split of the Company's Common Stock and the conversion of Preferred Stock into Common Stock, the sales and issuances of the unregistered securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule
701. The issuance of securities as a result of the five-for-four stock split and the conversion of Preferred Stock into Common Stock in December 1999 were exempt from registration under Section 2(3) of the Securities Act on the basis that such transactions did not involve "sales" of securities. All shares of preferred stock issued and outstanding were automatically converted, on a one-to-one basis, into shares of common stock on the closing of our IPO. All warrants to purchase shares of preferred stock that remained outstanding after our IPO became automatically exercisable for shares of common stock on a one-to-one basis. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

Use of Proceeds from Sales of Registered Securities

   On December 7, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (File No. 333-88019) was declared effective by the Securities and Exchange Commission, pursuant to which 7,500,000 shares of the Company's Common Stock were offered and sold on December 10, 1999 for the account of the Company at a price of $11.00 per share, generating aggregate proceeds of $82.5 million. The managing underwriters for the offering were Lehman Brothers, Hambrecht & Quist, Pacific Growth Equities, Inc., Wit Capital Corporation and Fidelity Capital Markets. After deducting approximately $7.85 million in expenses, of which $5.78 million represented underwriting discounts and commissions and the remaining $2.07 million represented other offering-related expenses, the net proceeds of the offering were approximately were $74.7 million. None of our offering-related expenses represented direct or indirect payments to the Company's directors, officers, persons owning more than 10 percent of any class of the Company's equity securities, or affiliates. As of December 31, 1999, the Company had not used any of the net proceeds of the offering. The net proceeds were invested in short-term, investment-grade, interest bearing securities.

Item 6. Selected Financial Data

   The following selected statement of operations data for the years ended December 31, 1999, 1998 and 1997 and the period from inception to December 31, 1999, 1998, 1997 and 1996 are derived from the consolidated financial statements included elsewhere in the Form 10-K. The selected financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in the Form 10-K.

                                                                    Period from
                                   Years Ended December 31,         Inception to
                              ------------------------------------  December 31,
                                  1999         1998        1997         1996
                              ------------  ----------  ----------  ------------
Statement of Operations Data
Revenues:
  Advertising and eCommerce.  $    901,331  $   15,259  $      --    $      --
  Content subscription and
   license..................       287,422         --          --           --
                              ------------  ----------  ----------   ----------
    Total revenues..........     1,188,753      15,259         --           --
                              ------------  ----------  ----------   ----------
Operating and other
 expenses:
  Product, content and
   product development......     4,398,580     136,788         --           --
  Sales and marketing.......     9,159,290     141,516         848          --
  General and
   administrative...........     2,045,795      78,549         300           86
  Amortization of intangible
   assets...................     3,333,961         --          --           --
  Stock compensation........     4,939,694     104,641         --           --
  Acquired in-process
   research and development.       804,525         --          --           --
                              ------------  ----------  ----------   ----------
    Total operating and
     other expenses.........    24,681,845     461,494       1,148           86
                              ------------  ----------  ----------   ----------
Loss from operations........   (23,493,092)   (446,235)     (1,148)         (86)
Interest income, net........       493,706         --          --           --
                              ------------  ----------  ----------   ----------
Net loss....................   (22,999,386)   (446,235)     (1,148)         (86)
Preferred stock dividend....    11,388,000         --          --           --
Net loss attributable to
 common stockholders........  $(34,387,386) $ (446,235) $   (1,148)  $      (86)
                              ============  ==========  ==========   ==========
Basic and diluted net loss
 per share(1)...............  $      (4.96) $    (0.10) $      --    $      --
                              ============  ==========  ==========   ==========
Shares used in computing
 basic and diluted net loss
 per share(1)...............     6,926,485   4,669,628   4,610,000    3,855,486
                              ============  ==========  ==========   ==========

                                               December 31,
                              --------------------------------------------------
                                  1999         1998        1997         1996
                              ------------  ----------  ----------  ------------
Balance Sheet Data:
Cash and cash equivalents...  $ 77,654,947  $1,091,551  $    6,773   $    7,414
Working Capital.............    75,766,503   1,039,092       6,773        7,414
Total assets................   118,143,101   1,670,281       6,773        7,414
Long-term obligations.......       292,010         --          --           --
Total stockholder's equity..   112,173,104   1,602,633       6,773        7,414

--------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Report contains certain statements of the Company's plans, objectives, expectations and intentions. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed here.

Overview

   HealthCentral.com was co-founded by Dr. Dean S. Edell and James J. Hornthal in August 1996, and, beginning in July 1998, was primarily involved in capital raising activities and recruiting management personnel. In August 1998, HealthCentral.com and Windom Health, a company providing website development and consulting services to healthcare institutions, entered into a License and Management Agreement under which HealthCentral.com took over the daily management of Windom Health and undertook the development of the HealthCentral.com website. The website was based largely on Windom Health's software architecture and was launched in November 1998. Since the launch of the website, HealthCentral.com has focused on refining the technological architecture of the HealthCentral.com website, developing programs and content to market the HealthCentral.com brand name and attract users to the network, recruiting personnel and raising capital. In August 1999, HealthCentral.com acquired Windom Health, and in October 1999 HealthCentral.com acquired HealthCentralRx.com, an online drug store, and RxList.com, an online pharmaceutical database company.

   HealthCentral.com has historically derived revenues from advertising activities consisting of short-term banner advertisements. As of December 31, 1999 HealthCentral.com had not entered into any barter arrangements. HealthCentral.com records advertising revenues in the period the advertising impressions are delivered to customers. The Company currently uses an outside vendor, DoubleClick, to solicit potential advertisers, to serve the ads to HealthCentral.com's website and to bill and collect for these services. This outside vendor provides monthly reports indicating impressions delivered, the amount billed for advertising services and the related administrative fee. The Company records advertising revenues, as reported by the outside vendor, net of this administrative fee because HealthCentral.com bears no collection risk for the gross amount of the advertising fees. The Company's advertising contracts do not guarantee a minimum number of impressions to be delivered.

   HealthCentral.com enters into exclusive sponsorship agreements and in the future intends to provide customers with enhanced promotional opportunities and customized co-branded web pages. HealthCentral.com recognizes sponsorship revenues ratably over the term of the sponsorship agreement. Costs incurred in connection with sponsorship agreements will be included in production, content and product development expense.

   HealthCentral.com also acts as an application service provider, which means that HealthCentral.com designs, hosts and maintains private label websites for healthcare institutions. Revenues derived from the Company's application service contracts principally consist of license fees for website development applications, consulting fees from custom website development and hosting, and website maintenance fees. The Company's license, hosting and maintenance fees are recognized ratably over the term of the license, generally between 12 and 24 months. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials.

   In September 1999, the Company entered into an agreement with the People's Pharmacy in which a co-branded website was developed. The Company is entitled to all advertising revenues from the co-branded website in exchange for a cash payment of $50,000 per annum. The Company also granted options to the principals of the People's Pharmacy to purchase up to 250,000 shares of the Company's common stock at an exercise price of $1.28 per share.

   In order to implement the Company's e-commerce strategy, HealthCentral.com acquired HealthCentralRx.com in October 1999 in exchange for 1,579,065 shares of common stock, including 86,969 shares reserved for issuance pursuant to the assumption of options held by HealthCentralRx.com stockholders, and the assumption of liabilities, representing a total purchase price of approximately $15.9 million. This acquisition was accounted for using the purchase method of accounting. HealthCentral.com recorded intangibles and goodwill of approximately $14.5 million, which will be amortized on a straight line basis over two to three years. HealthCentral.com also recorded a charge for acquired in-process research and development of $250,000.

   In July and September 1999, HealthCentralRx.com entered into a series of agreements with Bergen Brunswig and its Medi-Mail subsidiary. These agreements include various arrangements relating to the fulfillment of orders placed on HealthCentral.com's website for healthcare products as well as access to the PlusCare Provider Network of pharmacy benefit managers. Under these agreements, Bergen Brunswig will be HealthCentral.com's exclusive fulfillment provider for over-the-counter and health and beauty aid products and Medi-Mail will be the exclusive fulfillment provider for most prescription drug orders. The Company recognizes revenues for sales of over-the-counter and health and beauty aid products and prescription drugs, net of discounts, when products are shipped to customers. Further, HealthCentral.com recognizes commissions for the use of its website from sales made by Medi-Mail for all prescription drugs. HealthCentralRx.com is responsible for all refunds relating to sales where a customer is not satisfied with the products received. The Company provides an allowance for such returns in the period when the sales are made. HealthCentralRx.com retains the ultimate credit risk for all sales made by Bergen Brunswig and Medi-Mail.

   In October 1999, HealthCentral.com acquired RxList.com in exchange for 836,422 shares of common stock and a total of $2.6 million in notes payable to the RxList.com shareholders discounted at a deemed interest rate of 10% over 6 months, representing a total purchase price of approximately $11 million. This acquisition was accounted for using the purchase method of accounting. HealthCentral.com recorded intangibles and goodwill of approximately $11.2 million that will be amortized on a straight line basis over two to three years.

   HealthCentral.com incurred net losses of approximately $1,000 in 1997, $446,000 in 1998 and $34.4 million for the year ended December 31, 1999. HealthCentral.com anticipates additional operating losses for the foreseeable future.

Results of Operations

 Years Ended December 31, 1999, 1998 and 1997

   Revenues. Revenues consist of advertising revenues from short-term banner advertisements, institutional sales revenues derived from designing, hosting and maintaining private label websites for healthcare institutions and eCommerce revenue. Total revenues were $1,189,000 for the year ended December 31, 1999 compared to $15,000 for the year ended December 31, 1998. Revenue in 1999 consisted of $901,000 in advertising revenues and eCommerce revenues and $287,000 in institutional sales revenues. In 1998 revenue consisted solely of advertising. HealthCentral.com had no revenues in 1997.

   Production, Content and Product Development. Production, content and product development expenses consist primarily of personnel costs for engineering and production personnel, expenditures related to editorial content, payments to editorial consultants, server maintenance costs, and software development and operations expenses. Production, content and product development expenses increased to $4.4 million for the year ended December 31, 1999 compared to $137,000 for 1998 and zero for 1997. During 1999 the increase was primarily attributable to $3.8 million in production and engineering staff costs and $455,000 of amortization expense related to warrants issued in connection with content licensing agreements. Production, content and product development expenses in 1998 were attributable to personnel costs associated with the development of the

HealthCentral.com website. HealthCentral.com expects production, content and product development expenses to increase substantially in the future as HealthCentral.com enhances its websites by developing and licensing additional content.

   Sales and Marketing. Sales and marketing expenses consist primarily of advertising, public relations and personnel expenses. Sales and marketing expenses were $9.2 million for the year ended December 31, 1999 compared to $142,000 for the year ended December 31, 1998 and $1,000 for 1997. The increase in 1999 was primarily attributable to $7.9 million in advertising and public relations expenses and $1.2 million in sales staff costs. In 1998 expenses consisted primarily of $38,000 in sales and marketing personnel expenses and $103,000 in public relations expenses. HealthCentral.com expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future, as the Company increases expenditures for branding, promotion and marketing, enters into new promotional agreements, and expands the sales and marketing staff.

   General and Administrative. General and administrative expenses consist primarily of personnel costs and related costs for general corporate functions, including executive management and finance fees for legal, audit and other professional services. General and administrative expenses increased to $2.0 million for the year ended December 31, 1999 from $79,000 for the year ended December 31, 1998. The increase in 1999 was due to $1.7 million in personnel-related costs and $336,000 in legal and accounting expenses incurred to support the growth of the Company's business. General and administrative expenses in 1998 consisted primarily of $67,000 in personnel expenses and $6,000 in professional services fees. In 1997 general and administrative expenses were $300. HealthCentral.com expects general and administrative expenses to increase in the future as the Company hires additional personnel and incurs additional costs related to the growth and operations as a public company. In addition, HealthCentral.com expects to expand facilities and incur associated expenses to support its anticipated growth.

   Stock Compensation. Options granted in the fourth quarter of 1998 and in 1999 have been considered to be compensatory as their deemed value for accounting purposes was greater than the exercise prices as determined by the board of directors on the dates of grant. For the year ended December 31, 1999, HealthCentral.com recorded $9.7 million of deferred stock compensation and amortized $4.9 million in stock compensation expense. Through December 31, 1998, HealthCentral.com had recorded a total of $389,000 of deferred stock compensation. HealthCentral.com recognized amortization of stock compensation of $105,000 for the year ended December 31, 1998. Deferred stock compensation is being amortized over the respective vesting periods of the outstanding options, generally four years.

   Preferred Stock Dividend. In August 1999 the Company sold 4,038,455 shares of Series B convertible preferred stock at $5.20 per share, for total cash proceeds to the Company of approximately $21 million. The difference between the sales price and the deemed value per share of the common stock on the transaction date resulted in a beneficial conversion feature in the amount of $11.4 million. The beneficial conversion feature has been reflected as a preferred stock dividend in the statement of operations in the year ended December 31, 1999.

   Income Taxes. No provision for federal and state income taxes has been recorded as HealthCentral.com has incurred net operating losses through December 31, 1999. As of December 31, 1999, HealthCentral.com had approximately $13.6 million of federal and state net operating loss carryforwards available to offset future taxable income. Due to the change in ownership interests in connection with its IPO and prior sales of equity securities, the Company's use of these federal and state net operating loss carryforwards will be subject to annual limitations.

Liquidity and Capital Resources

   Since inception, HealthCentral.com has financed operations primarily through its initial public offering, the sale of preferred stock and the issuance of notes payable. As of December 31, 1999, HealthCentral.com had $77.7 million in cash and cash equivalents. Net cash provided by financing activities was $95 million in 1999. In August and September 1999, HealthCentral.com sold 4,038,455 shares of Series B preferred stock resulting in net cash proceeds of approximately $18.3 million. In 1999 HealthCentral.com also issued notes payable in the amount of $1.5 million which were subsequently converted into shares of Series B convertible preferred stock.

On December 7, 1999 HealthCentral.com issued 7,500,000 shares of common stock for its initial public offering and raised $74.7 million in cash, net of underwriting fees and IPO expenses. Net cash provided by financing activities was $1.9 million in 1998, which was the result of the preferred stock financing in December 1998. There was no net cash provided by financing activities in 1997.

   Net cash used in operating activities was $14.6 million in the year ended December 31, 1999 and $287,000 in 1998. Net cash used in operating activities in 1999 was comprised primarily of a $23 million net operating loss and a $2.0 million increase in prepaid expenses. This was partially reduced by $4.9 million in non-cash stock compensation expense, $3.5 million in depreciation and amortization of fixed and intangible assets, $971,000 increase in accounts payables and $374,000 in amortization of a prepaid license. Net cash used in operating activities in 1998 was comprised primarily of a $446,000 net operating loss reduced by stock compensation expense of $105,000, and a decrease in accounts payable and accrued liabilities of $68,000. Net cash used in operating activities was $1,000 in 1997 which was the result of net operating losses.

   Net cash used in investing activities was $4.1 million for the year ended December 31, 1999 and $564,000 in 1998. Cash used in investing activities in 1999 was primarily attributable to cash paid related to the acquisition of Windom Health Enterprises, HealthCentralRx.com and RxList. In addition, HealthCentral.com purchased $1.2 million in property and equipment during 1999. Cash used in 1998 was related to bridge loans made to Windom Health.

   Although HealthCentral.com has no material commitments for capital expenditures, HealthCentral.com anticipates substantial increases in capital expenditures, minimum advertising payments and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

   In September 1999, the HealthCentral.com entered into a three-year agreement with AltaVista to develop a co-branded health channel. The agreement states that, in exchange for a minimum number of user impressions on the co-branded health channel, the Company is obligated to pay AltaVista approximately $65.6 million in cash and stock over the three-year term of the agreement; however, either AltaVista or the Company may terminate the relationship after two years, in which case the aggregate payment obligation over the first two years in cash and stock would be $34.5 million, of which $5 million had been paid as of March 1, 2000. In addition, if AltaVista meets given performance thresholds based on the number of impressions delivered in excess of guaranteed minimum amounts, the Company will issue to AltaVista warrants to purchase shares of common stock, with the number of shares dependent on the amount by which AltaVista exceeds the thresholds. These warrants will have varying exercise prices. The fair value of any warrants earned will be measured on the date the performance commitment is met in accordance with Emerging Issues Task Force 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services," and the warrants will be valued using the Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The fair value of the warrants will be expensed immediately and included in sales and marketing expense.

   In August 1999, HealthCentralRx.com entered into a two-year agreement with America Online under which HealthCentralRx.com appears as one of five anchor tenants on the America Online HealthOnline Pharmacy Channel and receives a minimum number of advertising impressions in exchange for payments of $12.3 million. As of March 1, 2000, $5.2 million had been paid under this agreement.

   HealthCentral.com's capital requirements depend on numerous factors, including market acceptance of the HealthCentral.com network, and the resources HealthCentral.com allocates to building the network, marketing, selling products and services and promoting the HealthCentral.com brand name. HealthCentral.com has experienced substantial increases in expenditures since inception, consistent with growth in operations and personnel, and HealthCentral.com anticipates that expenditures will continue to increase for the foreseeable future. HealthCentral.com currently expects to use its existing cash balances to fund working capital and sales and marketing, to make cash payments of $30.5 million and $10.6 million over the next two years to AltaVista and America Online, and to fund website, content development, infrastructure improvements and operating losses. Additionally, HealthCentral.com is continuing to evaluate possible acquisitions of its investments in complementary businesses, technologies, services or products. HealthCentral.com currently believes that its available cash and cash equivalents at December 31, 1999 will be sufficient to meet anticipated needs for working capital and capital expenditures until approximately January 2001. HealthCentral.com may need to raise additional capital in order to fund a more rapid expansion including significant increases in personnel and office facilities; to develop new or enhanced services or products; to respond to competitive pressures; to enter into significant promotional partnerships; or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet long term liquidity needs, HealthCentral.com may need to raise additional funds, establish a credit facility or seek other financing arrangements, although additional funding may not be available on favorable terms or at all.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its year ending December 31, 2001. To date, the Company has not engaged in derivative or hedging activities.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the financial position or result of operations of the Company.

Year 2000 Compliance

   HealthCentral.com has completed its Year 2000 project as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of February 9, 2000, the Company has operated without Y2K related problems. The company believes that all its critical systems are Y2K ready.

   HealthCentral.com is heavily dependent on a significant number of third party vendors to provide both network services and equipment. A significant year 2000-related disruption of service or equipment that third party vendors provide to the Company could cause the Company's users, advertisers, or sponsors to consider seeking alternate content providers or cause an unmanageable burden on its technical support, which in turn could harm the Company's business. The Company is not aware that any of its major customers or third party suppliers have experienced significant Y2K related problems.

   To date, the Company has spent a minimal amount on Y2K issues because a majority of its equipment was purchased in 1999. All of the Company's expenses relate to the operating costs associated with time spent by employees and consultants in the evaluation process for year 2000 readiness matters.

Risk Factors That May Affect Future Results and Market Price of Stock.

   You should carefully consider the following risk factors, in addition to the other information in this Report. We believe the following risks and uncertainties are material to our business and our industry.

We only launched our HealthCentral.com website in November 1998 and our HealthCentralRx.com website in September 1999, and thus have a limited operating history .

   We have a limited operating history and are subject to the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as the Internet healthcare market. These challenges include our ability to:

  . attract and retain a large audience of users to our HealthCentral.com network;

  . compete effectively against better-established Internet health companies, such as Healtheon/WebMD (which has announced an acquisition of OnHealth.com), drkoop.com, OnHealth.com, drugstore.com and planetRx;

  . gain advertising and sponsorship revenue from vendors of health-related products and services;

  . implement a successful e-commerce strategy through our HealthCentralRx.com subsidiary;

  . create and maintain successful strategic alliances with portals, provider groups, content providers and other third parties;

  . develop our enterprise web services business;

  . develop and upgrade our technology; and

  . attract, retain and motivate qualified personnel.

We had an accumulated deficit of $34.8 million at December 31, 1999 and expect our expenses to increase, and thus we may never become profitable.

   We expect our operating expenses to substantially exceed revenues for the foreseeable future, and we may never become profitable. Since our inception, we have had very limited revenues and have incurred net losses in each year. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

  . make substantial payments to both our existing and future business partners to gain advertising revenue, traffic or otherwise expand our HealthCentral.com network;

  . promote our HealthCentral brand;

  . develop or acquire health-related content, technologies or other complementary businesses;

  . hire additional employees;

  . develop and expand our systems infrastructure and support functions; and

  . offer product promotions.

A failure to build our brand names quickly and significantly will result in lower than expected revenues.

   If we do not gain significant brand recognition quickly, we may lose the opportunity to build a critical mass of customers and our business may fail. Some of our competitors, such as Healtheon/WebMD (which has announced an acquisition of OnHealth.com), drkoop.com, drugstore.com and planetRx have much stronger name recognition than we do. The increasing competition in our markets makes building a brand more expensive and difficult than it otherwise would be. To increase brand recognition, we will need to increase substantially our sales and marketing efforts, our third party alliances, and our content, product and service offerings, all of which are expensive.

   We intend to market our HealthCentralRx.com brand in conjunction with the Good Neighbor Pharmacy service mark, which we have licensed from Bergen Brunswig. However, there already exists a Good Neighbor Pharmacy website and one or more of the 2,000 independent pharmacies in the Good Neighbor Pharmacy Network may develop their own websites for the promotion of their own stores. This possible proliferation of websites using the Good Neighbor Pharmacy mark could cause confusion and dilute our HealthCentralRx.com brand.

Consumer protection privacy concerns may result in a decrease in traffic or decrease in revenues.

   Our network of websites captures information regarding our users in order to personalize our websites for them and to assist advertisers in targeting their advertising campaigns to particular demographic groups. Any changes in privacy policies and practices, whether self-imposed or imposed by government regulation, could affect the way in which we conduct our business, especially those aspects that involve the collection, use and access to personal identifying information. For example, limitations on or elimination of the use of cookies could limit our ability to personalize our website for the user, and could limit the effectiveness of the targeting of advertisements, both of which could impair our ability to generate advertising revenue. Any perception of security and privacy concerns by the public, whether or not valid, could inhibit market acceptance of our network of websites. Privacy concerns may cause users not to visit our websites or, if they visit, not to provide the personal data necessary to target our content and advertising.

   In response to a verbal request by the FTC, in February 2000 we voluntarily met with the staff of the FTC and discussed privacy policies and practices. The FTC may have follow-up questions for us regarding these issues. There can be no assurance that either we, any other ehealth company or the ehealth industry in general will not become either a target of or a witness in, a formal FTC investigation or state agency or private party claim regarding privacy issues, any of which could be expensive and time-consuming, could divert the attention of senior management from our core business and could harm our business.

We depend on Dr. Dean Edell to provide us with unique content and credibility, and any failure by Dr. Edell to participate in our business could result in reduced site traffic and revenues.

   We rely on Dr. Dean Edell, one of our co-founders, to provide unique content for, and drive traffic to, our HealthCentral.com network. Dr. Edell is not contractually obligated to provide content or drive traffic to our network, and he is not compensated for such activity. If Dr. Edell ceased providing us with content or ceased mentioning our HealthCentral.com network on his television and radio shows, we would have to find a replacement for this unique content or an alternative means of driving traffic to our site, both of which would be difficult and expensive to do.

   In addition, under his agreement with Premiere Radio Networks, the syndicator of his radio show, Dr. Edell has agreed not to authorize the use of his name or likeness to promote any product or service in any way that would conflict with his programs' advertisers or potential advertisers, or would impair his credibility as a program host.

   Any diminishment in Dr. Edell's reputation as a medical expert and advisor, his death or incapacity, the expiration of his 15 year agreement with us, or any other development that would cause us to lose the benefits of our affiliation with Dr. Edell could diminish our standing with healthcare consumers as a credible source of healthcare information. Although we maintain key person life insurance for Dr. Edell, his role in our company is sufficiently critical that the insurance would not adequately protect us in the event of his death. See "Business--Strategic Relationships."

We face substantial competition from better-established companies, which could result in our failure to gain needed market share.

   Over 15,000 healthcare websites compete with us for users, advertisers, content and product providers, institutional clientele and other sources of online revenue. We compete with other dedicated healthcare websites, such as Healtheon/WebMD (which has announced an acquisition of OnHealth), drkoop.com, OnHealth, and DiscoveryHealth.com. In addition, we compete with online portal companies, healthcare providers and payors and consumer affinity groups. See "Business--Competition--HealthCentral.com and RxList.com."

   Through HealthCentralRx.com, we compete with:

  . other online drug stores, such as drugstore.com and planetRx,

  . pharmacy benefit managers, or PBMs, that sell pharmaceuticals directly,

  . traditional brick-and-mortar drug stores, including drug store chains, supermarkets, mass market retailers and independent drug stores, many of whom have begun or have announced their intention to offer online services, and

  . hospitals, HMOs and mail order prescription drug providers, many of whom are beginning to offer products and services over the Internet.

   Most of our current and potential competitors enjoy substantial competitive advantages, such as:

  . greater name recognition and larger marketing budgets and resources;

  . established marketing relationships with manufacturers and advertisers;

  . larger customer and user bases;

  . substantially greater financial, technical and other resources; and

  . larger production and technical staffs.

   We believe that we may face a significant competitive challenge from our online competitors forming alliances with brick and mortar drug stores, HMOs, PBMs or other competitors, which could both strengthen our competitors and/or preclude us from entering into similar relationships with their partners. For instance, drugstore.com has formed an alliance with RiteAid, and planetRx has formed a strategic alliance with Express Scripts, Inc. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of, or failure to build, market share.

   In the market for enterprise web services, we compete mainly with payors' and providers' internal systems development teams, with local web development companies, and with other consumer-oriented websites that are selling applications to institutions, such as drkoop.com, Baby Center's CHI division and WebMD. Healthcare participants may determine that our tools and website development and maintenance services are inferior to those of our competitors, that our product mix is inappropriate for their needs, or that it would be better for them to independently develop and manage their own websites. See "Business--Competition--Enterprise Web Services."

We need to generate substantial revenues from our e-commerce business for healthcare products, this market is unproven, and we have limited experience in it.

 The healthcare e-commerce market is unproven.

   Our rate of revenue growth could be significantly less than that of online merchants in other industries because the online market for pharmaceutical and other health products is in its infancy. This market is significantly less developed than the online market for books, music, software, toys, auctions and a number of other consumer products. Even if Internet usage and electronic commerce continues to increase, the rate of growth, if any, of the online pharmacy and health products market could be significantly less than the online market for other products.

 Consumers may reject the concept of an online drug store in favor of a brick-and-mortar drug store.

   Historically, many pharmaceutical products have been sold through the personal referral of a physician or pharmacist, and thus there is no established business model for the sale of healthcare products or services over the Internet. Specific factors that could prevent widespread customer acceptance of our online drug store include:

  . lack of coverage of customer prescriptions by, or additional steps required to obtain reimbursement from, insurance carriers or pharmacy benefit managers;

  . lack of consumer awareness of our online drug store;

  . longer delivery times for Internet orders, delays in responses to customer inquiries and/or difficulties in returning products, as compared to brick-and-mortar drug stores;

  . shipping charges and problems related to shipping, such as product damage or failure to ship the correct order;

  . lack of face-to-face interaction with a pharmacist;

  . failure to meet shoppers' pricing expectations for prescription drugs, over-the-counter medicines and health and beauty products;

  . customer concerns about security and privacy with regard to transmitting personal health information over the Internet; and

  . inability to meet immediate delivery or pick-up requirements for prescriptions for acute conditions.

 We have limited experience in the healthcare e-commerce market.

   Our HealthCentralRx.com website was launched in September 1999, and thus we have limited experience to date in the sale of healthcare products and services online. We may need to expand the breadth and depth of our product offerings, which could be both expensive and time-consuming.

We are dependent on Bergen Brunswig and Medi-Mail for fulfillment of our orders and access to pharmacy benefit managers.

   In July and September 1999, HealthCentralRx.com entered into a series of agreements with Bergen Brunswig and its Medi-Mail subsidiary relating to the fulfillment of orders placed on our HealthCentralRx.com website for healthcare products and access to the PlusCare Provider Network of pharmacy benefit managers, or PBMs. This fulfillment mechanism is complex and will require us to develop reporting systems and integrate Bergen Brunswig's fulfillment systems with our web-based systems. Developing and integrating operational systems is technically difficult and may be delayed, which could delay our receipt of revenues and diminish customer acceptance. Because Bergen Brunswig is our exclusive fulfillment partner for some products, any failure by Bergen Brunswig to supply sufficient quantities and types of products in a timely manner could result in customer dissatisfaction and harm our e-commerce business. In addition, these agreements expire in five years, and they may not be renewed on favorable terms, or at all. If for any reason we could not renew these agreements or enter into similar contractual arrangements with a licensed pharmacy, we could not operate our online pharmacy business without becoming a licensed pharmacy ourselves. This process is extremely expensive and difficult. If the intended benefits are not realized from our relationship with Bergen Brunswig, customer perceptions, revenues and our ability to execute our e-commerce strategy may be jeopardized.

   Notwithstanding assurances from Bergen Brunswig regarding PBM access, Bergen Brunswig may be subject to restrictions in the agreements with its individual PBMs that are unknown to us. In addition, these contracts are typically subject to periodic renewal, and thus we are subject to the risk of these contracts not being renewed at all, or being renewed on terms that are not favorable to us. Many PBMs are in the early stages of evaluating the impact of the Internet and online pharmacies on their businesses. Thus, PBMs may determine in the future to move business away from Medi-Mail for a variety of reasons, including competitive reasons. As a result of these contractual and business uncertainties, our revenue may be less than currently expected. In addition, under our Medi-Mail agreement we bear the ultimate credit risk of collecting from both consumers and payors. Finally, Bergen Brunswig may enter into additional agreements with other online pharmacy companies and grant them access rights to these PBMs, which could diminish any competitive advantage we may have. See "Business--Strategic Relationships--Bergen Brunswig."

Because we need to make substantial cash outlays and do not expect a significant near-term improvement in our cash flows, we may need to raise additional capital in the future and may not be able to raise it on acceptable terms, or at all.

   We expect existing cash and cash equivalents to fund our operations until approximately January 2001. We do not expect a significant improvement in cash flows from operations over this period, and we need to make substantial investments in our marketing and sales, our e-commerce capability and our technology and other operations infrastructure. Moreover, we are contractually obligated to pay AltaVista $30.5 million over the next two years and America Online $10.6 million over the next two years. In addition, we may enter into additional business relationships that require us to make additional cash payments.

   The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any debt securities issued could have rights senior to holders of common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

We are obligated to pay AltaVista and America Online combined approximately $48.6 million in cash and stock over the next two years, and if we do not receive expected revenues from these relationships, our business could suffer.

   We have an agreement with AltaVista through December 15, 2002 to develop a co-branded health channel and an agreement with America Online through August 2001 under which our online drug store will be one of five health-related anchor tenants on the America Online HealthOnline Pharmacy Channel. Each of these agreements requires us to make large payments over the respective terms of the agreements in exchange for minimum numbers of user impressions--$65.6 million in cash and stock to AltaVista over the three year term, and $12.3 million in cash to America Online over the two year term, of which $10.2 million had been paid to these two companies as of March 1, 2000. Either AltaVista or we may terminate the AltaVista agreement after two years, in which case our total payment obligation over the first two years would be $34.5 million in cash and stock. However, even if AltaVista delivers the minimum required impressions, we may not generate revenues exceeding the payments due under the contract because AltaVista retains all of the advertising revenues generated from the co-branded channel. In addition, we may not generate traffic from the co-branded channel to the HealthCentral.com website sufficient to justify our expenses. If we do not receive the revenues we currently expect from these relationships, or if either the AltaVista Health Channel or the America Online HealthOnline Pharmacy Channel is unsuccessful in attracting traffic to our websites or in enhancing our brands, these substantial investments may not be recovered.

Any errors in filling or packaging the prescription drugs that Medi-Mail or the Good Neighbor Pharmacy Network dispense on our behalf may expose us to liability and negative publicity.

   Pharmacy errors relating to prescriptions, dosage and other aspects of the medication dispensing process could produce liability for us. Pharmacists are required by law to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information they deem important. With HealthCentralRx.com's proposed mail order delivery through Medi-Mail, this counseling is expected to be accomplished by telephone access to pharmacists, but also in part through inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present. We also plan to post product information on our HealthCentralRx.com and RxList.com websites, which creates additional potential for claims to be made against us. Our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

   Prescription orders are currently filled by mail order through Medi-Mail. We have limited control over Medi-Mail and no control over any of the pharmacies in the Good Neighbor Pharmacy Network, and they may make errors. Pharmacy errors either by Medi-Mail, one of the pharmacies in the Good Neighbor Pharmacy Network or our competitors may produce significant adverse publicity either for us or the entire online pharmacy industry. Because our HealthCentralRx.com service mark will be displayed with the Good Neighbor Pharmacy Network mark, any negligence by any of the pharmacies in the Good Neighbor Pharmacy Network in filling orders or advising customers regarding prescription drugs, whether through HealthCentralRx.com or otherwise, could harm our reputation or result in lawsuits, with or without merit, against us. The amount of negative publicity that we or the online pharmacy industry may receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by traditional pharmacies making similar mistakes. We believe that any negative publicity could erode consumer trust and result in an immediate reduction in product purchases.

We may be sued by consumers as a result of the health-related products we sell through HealthCentralRx.com.

   Consumers may sue us if any of our products or services that are sold through our website are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties. We have some contractual limits on our recourse against Bergen Brunswig in the case of some product liability claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages and could seriously damage our reputation.

Extensive and changing government regulation of the healthcare and pharmacy industries is expensive to comply with and exposes us to the risk of substantial government penalties.

   Numerous state and federal laws regulate our health business covering areas such as:

  . storage, transmission and disclosure of medical information and healthcare records;

  . the practice of medicine and other healing arts professions;

  . the sale of controlled products such as pharmaceuticals and other healthcare products;

  . prohibitions against the offer, payment or receipt of remuneration to induce referrals to entities providing healthcare services or goods;

  . dispensing and delivering prescription, over-the-counter drugs and other medical products;

  . advertising drugs, cosmetics and nutritional supplements; and

  . state insurance regulations.

   Further, because the Internet health business is novel, federal and state agencies may apply laws and regulations to us in unanticipated ways, and may produce new legislation regulating our business, which could increase our costs or reduce or eliminate certain of our activities or our revenues. See "Business--Government Healthcare Regulation" and "Business--Other Governmental Regulation."

In order to gain market share, we need to continue to provide unique content, which is expensive and difficult to obtain.

   To attract and retain users to our HealthCentral.com network, we need to continue to provide unique and informative content. We will need to purchase or license much of this content from third persons. Competition for content from people with the professional reputation, name recognition and expertise that we require is intense and increasing. This competition may increase the fees charged by high quality content providers, resulting in increased expenses for us. We will not only have to expend significant funds to obtain and improve our content, but we must also properly anticipate and respond to consumer preferences for this content. If we are unable to enter into agreements for the delivery of desirable content, or lose any existing agreements, it could delay market acceptance of the HealthCentral.com network.

If consumers perceive our healthcare content to be influenced by our relationships with advertisers or health-related product vendors, our reputation could suffer.

   We receive sponsorship revenues from advertisers of health-related products on our websites and revenues from sales of health-related products. However, our success in attracting and retaining users to our websites depends on our being a trusted source of independent health-related information. There has been recent press attention focused on possible conflicts of interest within the online healthcare information industry. Any consumer perception that our editorial content is influenced by our commercial relationships could harm our reputation and business.

We rely on relationships with other Internet companies, which are short-term or non-exclusive, to drive traffic and build brand awareness.

   We have entered into agreements with third parties such as Microsoft, NetPulse Communications, Snap.com and Yahoo! to provide them with content in exchange for either impressions or traffic. Many of our current agreements are, or possible future agreements may be, short-term, non-exclusive or may be terminated at the convenience of either party. We may be unable to develop and maintain these relationships and generate sufficient traffic and revenues from them. In addition, these third parties may never achieve market acceptance themselves.

We face the risk of systems interruptions and capacity constraints on the HealthCentral.com network, possibly resulting in adverse publicity, revenue losses and erosion of customer trust.

   Any systems problems in the HealthCentral.com network, including our HealthCentralRx.com online drug store, such as system disruptions, slower system response times, and degradation in customer service levels, could result in negative publicity, cause our users to use our competitors' services, and reduce our revenues. Additionally, if we fail to meet the website performance standards in our contracts with our institutional clients, they may terminate their agreements, require refunds or fail to renew contracts with us, any of which could decrease our institutional revenues.

   From time to time, we have experienced temporary system interruptions for a variety of reasons, including power and telecommunications failures, flaws in our software and greater than expected site traffic. We are also vulnerable to breaches in our security and natural disasters. We may not be able to correct any problem in a timely manner. Because we outsource the server hosting function to a third party, some systems interruptions may be outside of our control. We have no formal disaster recovery plan, and our insurance may not adequately compensate us for losses that may occur due to systems interruptions.

We depend significantly on our relationship with DoubleClick to generate advertising revenues, and DoubleClick can terminate this relationship on short notice.

   A significant portion of our revenues consists of the sale of advertising, all of which is currently derived through our relationship with DoubleClick, an online advertising sales agency. DoubleClick is our exclusive representative for advertising sold on our HealthCentral.com website, except for limited non-cash barter arrangements, if any; however DoubleClick can enter into advertising sales contracts with our competitors, and either party can terminate the contract on 90 days notice. We have no control over DoubleClick's sales efforts, and if it fails to sell advertising in accordance with our expectations, our revenues would likewise be lower. In addition, while we anticipate that we may transition part or all of our advertising sales activities to our own direct sales force over time, if DoubleClick were to terminate our agreement before we completed a buildup in our direct sales force, we would be forced to accelerate this process, which could be expensive and difficult to do.

Our business model relies on developing and hosting websites for institutional clients in the healthcare industry; this institutional market is new and unproven and the institutions may not accept our Internet solutions.

   We expect to derive a substantial amount of our revenues from license and development fees related to the designing, hosting and maintenance of private label websites for our institutional clients. To date, the healthcare industry has resisted adopting new information technology solutions. Healthcare payors and providers may determine that our solutions are too costly to implement or unnecessary to manage their relationships with consumers. Moreover, these healthcare industry participants may be unwilling to allow sensitive information to be stored in our databases.

If the Internet does not prove to be an effective or profitable marketing media for advertisers, especially those in the health industry, our business model could fail.

 The Internet is a relatively new advertising medium.

   Our success depends on the increased use of the Internet as an advertising medium. This advertising medium is unproven and may not become an effective medium as compared to traditional advertising media. If the market for Internet advertising fails to develop or develops more slowly than we anticipate, then our ability to generate advertising revenue would be diminished. Various pricing models are currently used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project our future advertising rates and revenues. Widespread adoption of filter software, which limits or prevents advertising from being delivered to an Internet user's computer, could adversely affect the commercial viability of Internet advertising, which could significantly impair our ability to generate revenues from advertising. See also "--A failure to build our brand names quickly and significantly will result in lower than expected revenues."

 Companies buying advertising for healthcare products over the Internet face special advertising issues.

   Health-related companies, which comprise our advertising and sponsorship target market, face special problems with regard to Internet advertising. Historically, these companies have marketed their products through physicians and pharmacologists, and thus direct-to-consumer marketing, whether on the Internet or in traditional media, is relatively new and unproven. In addition, advertising and product claims of companies marketing or selling drugs and cosmetics, including over-the-counter drugs and nutritional supplements, are subject to regulation and enforcement by the FDA, FTC and similar state agencies.

Our quarterly operating results are subject to significant fluctuations, and our stock price may decline if we do not meet quarterly expectations of investors and analysts.

   Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

  . shifts in user traffic levels on HealthCentral.com and HealthCentralRx.com and associated costs;

  . shifts in the rate at which visitors to our HealthCentralRx.com website convert into customers;

  . demand for our products and mix of products sold;

  . shifts in the nature and amount of publicity about us or our competitors;

  . changes in our pricing policies or the pricing policies of our competitors;

  . changes in the frequency and size of repeat purchases by customers of our online drug store;

  . shifts in our ability, and that of our fulfillment partners, Bergen
    Brunswig and Medi-Mail, to ensure sufficient product supply;

  . seasonal patterns of spending by advertisers and sponsors and trends in advertising rates;

  . long sales cycles and delays in website development for institutional projects;

  . costs related to acquisitions of businesses or the timing of payments to our strategic partners;

  . fluctuations in expected revenues from our strategic relationships;

  . changes in reimbursement policies and practices of pharmacy benefit managers and insurance companies for prescription drugs;

  . our technological capabilities to accommodate any future growth in our operations or customers; and

  . changes in government regulation.

   If we do not meet the expectations of investors and analysts in any given quarter, our stock price could decline.

Our recent growth has strained our existing personnel and other resources, and any failure to manage this growth could increase our operating costs.

   We have experienced and are currently experiencing a period of significant growth, which has placed, and will continue to place, a significant strain on our resources. Any failure to successfully manage our growth could distract management attention and result in our failure to execute on our business plan. As a result of the acquisition of our online drug store, we need to assimilate the operations of HealthCentralRx.com into our operations. Our senior management has no prior operational experience in the online drug store business. In order to manage this growth effectively, we have to implement new transaction-processing, operational, reporting, and financial systems, expand and train our employee base, and maintain close coordination among our technical, finance, marketing, sales and editorial staffs. We also need to devote significant management time and financial resources to website and content development, strategic relationships, technology infrastructure and operational infrastructure.

Our management team is new, and we need these individuals to work together effectively to manage our growth.

   Because we only began operating our HealthCentral.com website in November 1998, virtually our entire management team is relatively new. Our future success depends on the successful integration of this management team and their ability to work together effectively. Also, we need to successfully integrate HealthCentralRx.com's employees into our existing team.

In order to execute our growth plan we must attract, retain and motivate highly skilled employees, and we face significant competition from other Internet, healthcare and new media companies in doing so.

   If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed. We need to hire additional personnel in virtually all operational areas, including engineering, sales and marketing, production, research and development, customer service and administration. Approximately six engineers have ceased employment with us over the past few months. Competition for personnel throughout the Internet and healthcare industries is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Lengthy sales cycles for our private label websites for healthcare institutions could adversely affect our revenue growth.

   We expect that the sales process for our institutional web site development business will be lengthy and will involve a significant business and technical evaluation and possible commitment of capital and other resources by our customers. The sales of our solutions are subject to delays due to our customers' internal budgets and procedures for approving capital expenditures and deploying new technologies within their networks.

If we are unable to acquire the necessary web domain names, our brands and reputation could be damaged, and we could lose customers.

   We currently hold the Internet domain names healthcentral.com, peoplespharmacy.healthcentral.com, healthcentralrx.com and rxlist.com. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not acquire or maintain the healthcentral.com, peoplespharmacy.healthcentral.com, healthcentralrx.com or rxlist.com domain names in all of the countries in which we conduct business.

   The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our brands, trademarks and other proprietary rights. In addition, we may be unable to prevent third parties from acquiring and using domain names relating to our brands. Any confusion that may result from information on or related to any websites with domain names relating to our brands could impair both our ability to capitalize upon our brands and our marketing strategy.

We may not achieve the expected benefits of the acquisition of HealthCentralRx.com, and the integration of HealthCentralRx.com may result in a disruption to our business or the distraction of our management and employees.

   We may not be able to successfully assimilate the HealthCentralRx.com personnel and operations or fund or accomplish the execution of this e-commerce business plan. The integration of HealthCentralRx.com into our business may strain our existing technology and operations systems as we attempt to assimilate HealthCentralRx.com into our existing operations. In addition, several key HealthCentralRx.com employees have ceased employment with us, and additional HealthCentralRx.com personnel may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses.

Any future acquisitions of companies or technologies may result in disruptions to our business and/or the distraction of our management.

   To date we have completed acquisitions of three companies, Windom Health, HealthCentralRx.com and RxList.com. We may acquire or make investments in other complementary businesses and technologies in the future. We may not be able to identify other future suitable acquisition or investment candidates, and even if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. If we do acquire or invest in other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In any future acquisitions we will likely face the same integration risks as discussed above with respect to the integration of the business of HealthCentralRx.com. In addition, we may face additional risks, including but not limited to:

  . expenses related to funding the operation, development and/or integration of complementary businesses;

  . expenses associated with the transactions;

  . additional expenses associated with amortization of acquired intangible assets;

  . the difficulty of maintaining uniform standards, controls, procedures and policies;

  . the impairment of relationships with employees and customers as a result of any integration of new management personnel;

  . the potential unknown liabilities associated with acquired businesses;
    and

  . the issuance of convertible debt or equity securities, which could be dilutive to our existing stockholders.

   Our failure to adequately address these issues could harm our business.

Breaches in our security and other unexpected problems could result in lawsuits by customers and a violation of federal law.

   We retain confidential customer and patient information on our servers. Any breach of security from a physical break-in, computer virus, programming error or attack by a third party or an unexpected natural disaster could subject us to a lawsuit. We may be required to expend significant sums to protect against security breaches or to alleviate problems caused by breaches. In addition, a breach of privacy of patient health records could constitute a violation of federal law. We do not have full redundancy for all of our computer and telecommunications facilities and do not maintain a back-up data facility.

Any failure to protect our intellectual property rights could impair our ability to establish our brands.

   If we fail to adequately protect our proprietary rights in our content, technology, products and services, our competitors could use the intellectual property that we have developed to enhance their products and services, which could harm our business. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means afford only limited protection. Unauthorized parties may attempt to copy aspects of our websites or to obtain and use information that we regard as proprietary. Our competitors or others may adopt service names similar to ours, thereby impeding our ability to build our brand identity and potentially confusing consumers. We also rely on a variety of technologies that are licensed from third parties, including our database and Internet server software. These third-party licenses may not be available to us on commercially reasonable terms in the future. See "Business--Intellectual Property Rights."

We may be sued by third parties for infringement of their proprietary rights.

   The healthcare and Internet industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our content, technology, products and services may not be able to sustain any third party claims or rights against their use. Some of the information in our RxList.com database regarding drug descriptions, clinical pharmacology, indications and usage, warnings and the like is copied from package inserts, which accompany the particular drug. We have not obtained licenses to reproduce this information from the various pharmaceutical companies. Although we have not received a copyright claim to date, we could face potential copyright infringement claims in this regard. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management attention from administering our core business.

As a publisher of online content, we may have liability for information we provide on, or which is accessed from, the HealthCentral.com network.

   Because users of our network and the websites of our institutional licensees access health-related information, including with regard to possible adverse reactions or side effects from medications or a particular medical condition they may have, or may distribute our content to others, third parties may sue us for various causes of action based on the nature and content of materials that we publish. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought successfully against online services in the past. Others could also sue us for the content and services that are accessible from our network through links to other websites or through content and materials that may be posted by our users in chat rooms or bulletin boards, none of which we edit.

   Any indemnification provisions that we may have in agreements may not be adequate to protect us. Our insurance may not adequately protect us against these types of claims. Further, our business is based on establishing the HealthCentral.com network as a trustworthy and dependable provider of health care information and services. Allegations of impropriety, even if unfounded, could therefore harm our reputation and business.

Our executive officers and directors own a large percentage of our voting stock and could delay or prevent a change in our corporate control or other matters requiring stockholder approval, even if favored by our other stockholders.

   Our executive officers and directors, and their respective affiliates own approximately 34.5% of our outstanding common stock, based on shares outstanding as of February 29, 2000. Accordingly, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control that other shareholders view as favorable.

The success of our business model is dependent on continued growth and acceptance of the Internet and growth of the online market for healthcare information, products and services.

   Our business model assumes that consumers will be attracted to and use healthcare information and related content available on our Internet-based consumer healthcare network which will, in turn, allow us the opportunity to sell advertising and sponsorships designed to reach those consumers. Our business model also assumes that those consumers will purchase health-related products online using our website and that healthcare organizations and other Internet healthcare companies will partner with us to reach these consumers. This business model is not yet proven and may not be successful. Our future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an important channel for the delivery of healthcare information, products and services. The Internet may not prove to be a viable commercial medium due to inadequate development of a reliable network, delays in development of high speed modems, or delays in the adoption of new standards required to handle increased levels of Internet activity.

If we do not respond to rapid technological changes affecting the Internet healthcare industry, our products and services could become obsolete.

   Any failure to respond to technological advances and emerging industry standards could impair our ability to attract and retain customers. As the Internet and online commerce industry evolve, we must address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our network, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards.

Governmental regulation of the Internet could increase our operating costs.

   We receive confidential medical and credit card information from our customers and website visitors. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent, and compliance with any new laws could increase our operating expenses. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online and, in particular, on companies that maintain medical or pharmaceutical records.

   A number of proposals have been made to impose additional taxes on the sale of goods through the Internet. Taxation of online commerce could impair the growth of our e-commerce business and add to the complexity of our transaction processing system. See "Business--Other Governmental Regulation."

The health industry is extremely dynamic and constantly changing, and thus our business may be affected by pricing pressures and healthcare reform initiatives.

   The pressures of cost management, consumer demand for quality and safety and professional concern about consumer reliance on non-professional advice will dominate the healthcare marketplace for the foreseeable future. Any efforts to contain costs by managed care entities will place downward pressures on gross margins from sales of prescription drugs and other over-the-counter healthcare products. Healthcare reform initiatives may further impact our prescription drug sales. Any company in the health business is subject to the risk of an extremely changeable marketplace, which could result in our need to continually modify our business model, which could harm our business.

Our stock price, like that of many companies in the Internet industry, may be volatile.

   We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

  . announcements of technological or competitive developments;

  . acquisitions or strategic alliances by us or our competitors; and

  . the gain or loss of a significant strategic partner or media personality to our network; and

  . changes in estimates of our financial performance or changes in recommendations by securities analysts.

   In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its stock. Any securities litigation claims brought against us could result in substantial expense and the diversion of management's attention from our core business.

Future sales of shares by existing stockholders could affect our stock price.

   All of the 7,500,000 shares of common stock sold in the initial public offering on December 7, 1999 are freely tradeable. The remaining 15,084,964 shares of our common stock, based on shares outstanding as of February 29, 2000, are subject to lock-up agreements of varying lengths with Lehman Brothers Inc or us and may only be sold upon the expiration of these lock-up agreements . All such shares are "restricted securities" within the meaning of Rule 144, which means that they may only be sold in the public market if registered or if they qualify for an exemption from registration promulgated under the Securities Act. Subject to restrictions with respect to the amount of shares that may be sold by any one person, the manner in which such shares may be sold, notice and public information limitations, approximately half of these restricted securities will be eligible for sale in June 2000, and the remaining restricted securities will be eligible for sale at various times between June and December 2000. In addition, beginning in June 2000, some stockholders have the right, subject to limitations, to require us to register their shares for sale on the public market. Should our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall, potentially resulting in substantial losses to investors. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

It may be difficult for a third party to acquire us even if doing so would be beneficial to our stockholders.

   Provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include the following:

  . establishing a classified board in which only a portion of the total board members will be elected at each annual meeting;

  . authorizing the board to issue preferred stock;

  . prohibiting cumulative voting in the election of directors;

  . establishing advance notice requirements for nominations for election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Management has broad discretion over how the proceeds of our initial public offering are being used.

   Our management has broad discretion with respect to the use of the net proceeds from our initial public offering. Presently, anticipated uses of the proceeds of our initial public offering include making substantial cash payments under various contractual commitments and funding working capital, sales and marketing, website and content development, infrastructure improvements, operating losses, and potential acquisitions and strategic alliances.

The market prices of Internet-related companies have been extremely volatile, and an active trading market for our stock may not develop or be sustained.

   If an active trading market does not develop for our stock, investors may have difficulty selling shares of our stock at a desirable price, or at all. Investors may not be able to resell their shares at or above the initial public offering price. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its stock. Any securities litigation claims brought against us could result in substantial expense and the diversion of management's attention from our core business.

Some shares in our initial public offering may have been offered in violation of the Securities Act of 1933, which could give purchasers of these shares the right to seek refunds or damages.

   Prior to the effectiveness of our registration statement for our initial public offering, Lehman Brothers sent a letter and other written materials, accompanied by a preliminary prospectus, to approximately 114 employees, consultants and directors of HealthCentral.com whom we had designated as potential purchasers of up to 90,900 shares of common stock in a directed share program in connection with the initial public offering. We then sent a follow-up email to this group of people regarding the directed share program, which did not contain a legend delineated under Rule 134 of the Securities Act, and which thus may have constituted a prospectus that does not meet the requirements of the Securities Act. If this follow-up email did constitute a violation of the Securities Act of 1933, the recipients of the email who purchased common stock in the initial public offering could have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they already sold the stock, sue us for damages resulting from their purchase of common stock. These refunds or damages could total up to $1 million, based on the public offering price of $11.00 per share, if the investors suffer a total loss of their investment during this period and seek refunds or damages. If this were to occur, our results of operations and cash position could suffer.

Item 7a. Qualitative and Quantitative Disclosure About Market Risk.

   Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk. We did not have any foreign currency hedging or other derivative financial instruments as of December 31, 1999.

   We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk. We have no long-term debt.

Item 8. Financial Statements and Supplementary Data.

   See Part IV, Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

   The Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10-13), except for the information with respect to the Company's executive officers, which is included in "Item 1. Business-- Executive Officers."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) The following documents are filed as part of this Form 10-K:

    (1)  Consolidated Financial Statements and Report of
         PricewaterhouseCoopers LLP, which are set forth in the Index to Consolidated Financial Statements at page F-1.

    (2)Financial Statement Schedules.

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

    (3)Exhibits.

  Number   Description
  ------   -----------
    3.3*   Amended and Restated Certificate of Incorporation of the
           Registrant.
    3.5*   Amended and Restated Bylaws of the Registrant.
    4.1*   Form of Registrant's Common Stock Certificate.
   10.1*   First Amended and Restated Investors' Rights Agreement dated
           August 27, 1999 between the Registrant and certain investors.
   10.2++  1999 Stock Plan, as amended on January 2000, and form of stock option agreements and restricted stock purchase agreements.
   10.3++  Amended and Restated 1998 Stock Plan, as amended on January
           2000, and form of stock option agreements and restricted stock purchase agreements.
   10.4*   1999 Employee Stock Purchase Plan, and form of subscription agreement.
   10.5*   1999 Directors' Stock Option Plan, and form of stock option agreement.
   10.6*   Form of Common Stock Agreement between the Registrant and each of Dean S. Edell M.D. and James J. Hornthal.
   10.7*   Engagement Letter between the Registrant and Hambrecht & Quist dated March 22, 1999.
   10.8*   Consulting Agreement between the Registrant and Michael D.
           McDonald dated August 12, 1999.
   10.9*   Employment Agreements between the Registrant and each of Deryk
           Van Brunt and Marcos A. Athanasoulis.
   10.10*  Employment Agreement between the Registrant and Albert Greene dated August 16, 1999.
   10.11*  Offer Letter from the Registrant to C. Fred Toney dated June
           16, 1999.
   10.12*  Letter Agreement between the Registrant and Ann Marie Buddrus dated August 4, 1999.
   10.13*  Lock-Up Agreement between the Registrant and Dr. Dean S. Edell dated August 27, 1999.
   10.14*  Form of Change of Control Agreement between the Registrant
           Albert L. Greene.
   10.15*  License and Confidential Information Agreement between the
           Registrant and Dr. Dean S. Edell dated May 14, 1999.
   10.16*  Office Lease between the Registrant and Christie Avenue
           Partners JS dated March 26, 1999.
   10.17*  Landlord's Consent and Agreement (Sublease) between the
           Registrant and Burnham Pacific Operating Partnership, L.P.
           dated July 22, 1999.

  Number   Description
  ------   -----------
  10.18*   Joint Development Agreement/Base Agreement by and between the
           Registrant, Windom Health Enterprises and Global Health
           Initiatives dated August 12, 1999.
  10.19+*  Co-Branded Site Agreement by and between the Registrant,
           Graedon Enterprises, Inc., and Joe Graedon and Teresa Graedon
           dated September 9, 1999.
  10.20+*  Agreement between the Registrant and AltaVista Company dated
           September 27, 1999.
  10.21*   Agreement and Plan of Reorganization by and between the
           Registrant, HC Acquisition Corporation and ePills, Inc. dated
           September 28, 1999.
  10.22+*  Internet Fulfillment Services Agreement between ePills, Inc.
           and Bergen Brunswig Drug Company dated September 16, 1999.
  10.23+*  Pharmacy Services Fulfillment Agreement between ePills, Inc.
           and Medi-Mail, Inc. dated August 1999.
  10.24*   Form of Indemnification Agreement.
  10.25*   Agreement and Plan of Reorganization by and between Registrant and RxList.com dated October 25, 1999.
  10.26*   Industrial Lease between ePills.com and H.S.P. dated May 4,
           1999.
  10.27+*  Co-Branding Content Agreement between Registrant and MediaLinx
           Interactive, L.P. dated June 30, 1999.
  10.28+*  Advertising Insertion Order between ePills, Inc. and America
           Online, Inc. dated August 20, 1999.
  10.29*   Assumed HealthCentralRx.com 1999 Stock Option Plan and form of incentive stock option agreement.
  10.30    Agreement with Covert Bailey dated December 1999.
  21.1*    List of subsidiaries.
  23.1     Consent of Independent Accountants.
  24.1     Power of Attorney (see page 48)
  27.1     Financial Data Schedule.

--------
   *Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-88019) +Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain information in these exhibits.
  ++Supersedes previously filed exhibit.

    (b) Reports on Form 8-K.

     None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HealthCentral.com

                                                  /s/ C. Frederick Toney
                                          By: _________________________________
                                                    C. Frederick Toney,
                                            Executive Vice President and Chief
                                                     Financial Officer

Date: March 10, 2000

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert L. Greene and C. Frederick Toney, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/ Albert L. Greene         President, Chief Executive    March 9, 2000
____________________________________  Officer and Director
          Albert L. Greene            (Principal Executive
                                      Officer)

       /s/ C. Frederick Toney        Executive Vice President and  March 10, 2000
____________________________________  Chief Financial Officer
         C. Frederick Toney           (Principal Financial and
                                      Accounting Officer)

                                     Co-Chairman of the Board
____________________________________
           James Hornthal

      /s/ Michael D. McDonald        Co-Chairman of the Board      March 9, 2000
____________________________________
        Michael D. McDonald

         /s/ Louis Andersen          Director                      March 10, 2000
____________________________________
           Louis Andersen

         /s/ Sheryle Bolton          Director                      March 9, 2000
____________________________________
           Sheryle Bolton

     /s/ Annette Campbell-White      Director                      March 8, 2000
____________________________________
       Annette Campbell-White

           /s/ Dean Edell            Director                      March 8, 2000
____________________________________
             Dean Edell

       /s/ Wesley D. Sterman         Director                      March 8, 2000
____________________________________
         Wesley D. Sterman

                                     Director
____________________________________
           Robin Wolaner

                               HEALTHCENTRAL.COM

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

  Report of Independent Accountants........................................ F-2

  Consolidated Balance Sheets.............................................. F-3

  Consolidated Statements of Operations.................................... F-4

  Consolidated Statements of Stockholders' Equity.......................... F-5

  Consolidated Statements of Cash Flows.................................... F-6

  Notes to Consolidated Financial Statements............................... F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HealthCentral.com

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HealthCentral.com and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 1, 2000

                               HEALTHCENTRAL.COM

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      ------------------------
                       ASSETS                             1999         1998
                       ------                         ------------  ----------
Current assets:
  Cash and cash equivalents.......................... $ 77,654,947  $1,091,551
  Accounts receivable, net of allowance for doubtful
   accounts of $64,609 and $0 respectively...........      578,314      15,189
  Other receivables..................................       67,080         --
  Prepaid expenses...................................    3,144,149         --
                                                      ------------  ----------
    Total current assets.............................   81,444,490   1,106,740
Receivable from a related party......................          --      563,541
Property and equipment, net..........................    1,784,879         --
Intangible assets....................................   33,763,444         --
Other assets.........................................    1,150,288         --
                                                      ------------  ----------
    Total assets..................................... $118,143,101  $1,670,281
                                                      ============  ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable................................... $  1,787,428  $   28,482
  Accrued expenses...................................    1,052,910      39,166
  Deferred revenue...................................      149,367         --
  Current portion of obligations under capital
   leases............................................      147,498         --
  Note payable.......................................    2,540,784         --
                                                      ------------  ----------
    Total current liabilities........................    5,677,987      67,648
Obligations under capital leases.....................      292,010         --
                                                      ------------  ----------
    Total liabilities................................    5,969,997      67,648
                                                      ------------  ----------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Convertible preferred stock, $0.001 par value,
   5,875,000 and 1,875,000 shares authorized at
   December 31, 1999 and 1998, respectively, 0 and
   1,012,500 issued and outstanding at December 31,
   1999 and 1998, respectively.......................          --        1,134
  Common stock, $0.001 par value, 100,000,000 and
   27,750,000 shares authorized at December 31, 1999
   and 1998, respectively, 22,581,238 and 4,689,906
   shares issued and outstanding at December 31, 1999
   and 1998, respectively............................       22,396       4,468
  Additional paid-in capital.........................  152,397,459   2,334,912
  Note receivable from stockholder...................     (405,931)     (5,931)
  Deferred stock compensation........................   (5,005,965)   (284,481)
  Accumulated deficit................................  (34,834,855)   (447,469)
                                                      ------------  ----------
    Total stockholders' equity.......................  112,173,104   1,602,633
                                                      ------------  ----------
    Total liabilities and stockholders' equity....... $118,143,101  $1,670,281
                                                      ============  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               HEALTHCENTRAL.COM

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                          ------------------------------------
                                              1999         1998        1997
                                          ------------  ----------  ----------
Revenues:
  Advertising and eCommerce.............. $    901,331  $   15,259  $      --
  Content subscription and license.......      287,422         --          --
                                          ------------  ----------  ----------
    Total revenues.......................    1,188,753      15,259         --
                                          ------------  ----------  ----------
Operating and other expenses:
  Product, content and product
   development...........................    4,398,580     136,788         --
  Sales and marketing....................    9,159,290     141,516         848
  General and administrative.............    2,045,795      78,549         300
  Amortization of intangible assets......    3,333,961         --          --
  Stock compensation.....................    4,939,694     104,641         --
  Acquired in-process research and
   development...........................      804,525         --          --
                                          ------------  ----------  ----------
    Total operating and other expenses...   24,681,845     461,494       1,148
                                          ------------  ----------  ----------
Loss from operations.....................  (23,493,092)   (446,235)     (1,148)
Interest income, net.....................      493,706         --          --
                                          ------------  ----------  ----------
Net loss.................................  (22,999,386)   (446,235)     (1,148)
Preferred stock dividend.................   11,388,000         --          --
                                          ------------  ----------  ----------
Net loss attributable to common
 stockholders............................ $(34,387,386) $ (446,235) $   (1,148)
                                          ============  ==========  ==========
Basic and diluted net loss per share..... $      (4.96) $    (0.10) $      --
                                          ============  ==========  ==========
Shares used in computing basic and
 diluted net loss per share..............    6,926,485   4,669,628   4,610,000
                                          ============  ==========  ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                               HEALTHCENTRAL.COM

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   Preferred Stock       Common Stock     Additional  Note Receivable   Deferred                      Total
                  ------------------  ------------------   Paid-In         from          Stock      Accumulated   Stockholders'
                    Shares    Amount    Shares   Amount    Capital     Stockholders   Compensation    Deficit        Equity
                  ----------  ------  ---------- ------- ------------ --------------- ------------  ------------  -------------
Balances at
December 31,
1996............         --   $  --    4,610,000 $ 4,379 $      3,628   $      --      $      --     $       (86) $      7,921
Net loss........         --      --          --      --           --           --             --          (1,148)       (1,148)
                  ----------  ------  ---------- ------- ------------   ----------    -----------   ------------  ------------
Balance at
December 31,
1997............         --      --    4,610,000   4,379        3,628          --             --          (1,234)        6,773
Issuance of
Series A
preferred stock
and warrants,
net.............   1,012,500   1,134         --      --     1,933,891          --             --             --      1,935,025
Issuance of
common stock....         --      --       79,906      89        8,271       (5,931)           --             --          2,429
Deferred
compensation
expense in
connection with
issuance of
stock options...         --      --          --      --       389,122          --        (389,122)           --            --
Amortization of
deferred
compensation....         --      --          --      --           --           --         104,641            --        104,641
Net loss........         --      --          --      --           --           --             --        (446,235)     (446,235)
                  ----------  ------  ---------- ------- ------------   ----------    -----------   ------------  ------------
Balance at
December 31,
1998............   1,012,500   1,134   4,689,906   4,468    2,334,912       (5,931)      (284,481)      (447,469)    1,602,633
Deferred
compensation
expense in
connection with
issuance of
stock options...         --      --          --      --     9,390,973          --      (9,661,178)           --       (270,205)
Amortization of
deferred
compensation....         --      --          --      --           --           --       4,939,694            --      4,939,694
Issuance of
Series B
convertible
preferred stock
and warrants,
net.............   4,038,455   4,523         --      --    19,810,542          --             --             --     19,815,065
Common stock
issued for
acquisitions....         --      --    4,433,288   4,685   31,734,986          --             --             --     31,739,671
Stock option
exercises.......         --      --      376,250     301      416,799     (400,000)           --             --         17,100
Issuance of
Series A
convertible
preferred stock
warrants .......         --      --          --      --        49,372          --             --             --         49,372
Issuance of
common stock
warrants and
options.........         --      --          --      --     1,747,848          --             --             --      1,747,848
Preferred stock
dividend........         --      --          --      --    11,388,000          --             --     (11,388,000)          --
Issuance of
common stock in
IPO, net........         --      --    7,500,000   7,500   74,651,321          --             --             --     74,658,821
Conversion of
preferred stock.  (5,050,955) (5,657)  5,050,955   5,051          606          --             --             --            --
Exercise of
warrants........         --      --      524,589     385      809,606          --             --             --        809,991
Common stock
issued for
services........         --      --        6,250       6       62,494          --             --             --         62,500
Net loss........         --      --          --      --           --           --             --     (22,999,386)  (22,999,386)
                  ----------  ------  ---------- ------- ------------   ----------    -----------   ------------  ------------
Balance at
December 31,
1999............         --   $  --   22,581,238 $22,396 $152,397,459   $ (405,931)   $(5,005,965)  $(34,834,855) $112,173,104
                  ==========  ======  ========== ======= ============   ==========    ===========   ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               HEALTHCENTRAL.COM

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                             ---------------------------------
                                                 1999         1998      1997
                                             ------------  ----------  -------
Cash flows from operating activities:
  Net loss.................................. $(22,999,386) $ (446,235) $(1,148)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Common stock issued for services........       62,500       2,429      --
    Stock compensation expense..............    4,939,694     104,641      --
    Amortization of prepaid license.........      373,884         --       --
    Depreciation and amortization expense...    3,486,000         --       --
    Acquired in-process research and
     development............................      804,525         --       --
    Changes in assets and liabilities:
      Accounts and other receivables........     (238,883)    (15,189)     --
      Prepaid expenses and other assets.....   (1,947,673)        --       --
      Accounts payable......................      970,768      28,482      --
      Accrued expenses......................       27,392      39,166      --
      Deferred revenues.....................      (77,319)        --       --
                                             ------------  ----------  -------
        Net cash used in operating
         activities.........................  (14,598,498)   (286,706)  (1,148)
                                             ------------  ----------  -------
Cash flows from investing activities:
  Purchase of property and equipment........   (1,153,110)        --       --
  Cash paid in connection with acquisitions,
   net of cash received.....................     (636,897)        --       --
  Payments to related party.................   (2,302,901)   (563,541)     --
                                             ------------  ----------  -------
        Net cash used in investing
         activities.........................   (4,092,908)   (563,541)     --
                                             ------------  ----------  -------
Cash flows from financing activities:
  Proceeds from issuance of convertible
   preferred stock..........................   18,315,065   1,935,025      --
  Proceeds from stock option exercises......       17,100         --       --
  Payments on capital leases................      (46,175)        --       --
  Proceeds from issuance of notes payable...    1,500,000         --       --
  Proceeds from warrant exercises...........      809,991         --       --
  Proceeds from initial public offering.....   74,658,821         --       --
                                             ------------  ----------  -------
        Net cash provided by financing
         activities.........................   95,254,802   1,935,025      --
                                             ------------  ----------  -------
Net increase (decrease) in cash and cash
 equivalents................................   76,563,396   1,084,778   (1,148)
Cash and cash equivalents at beginning of
 period.....................................    1,091,551       6,773    7,921
                                             ------------  ----------  -------
Cash and cash equivalents at end of period.. $ 77,654,947  $1,091,551  $ 6,773
                                             ============  ==========  =======
Supplemental disclosures of cash flows
 information:
  Cash paid for interest.................... $    130,460  $      --   $   --
                                             ============  ==========  =======
Supplemental disclosures of non-cash
 investing and financing activities:
  Deferred stock compensation............... $  9,661,178  $  389,122  $   --
  Warrants issued in connection with
   agreements...............................    1,496,153         --       --
  Common stock purchased with note
   receivables..............................      400,000       5,931      --
  Warrants issued in connection with sale of
   preferred stock..........................      301,317     408,629      --
  Issuance of stock in connection with
   acquisitions.............................   31,739,671         --       --
  Payment of note payable with preferred
   stock....................................    1,500,000         --       --
  Preferred stock dividend..................   11,388,000         --       --
  Assets acquired under capital leases......       96,129         --       --

  The accompanying notes are an integral part of these consolidated financial statements.

                               HEALTHCENTRAL.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies:

 The Company

   HealthCentral.com (the "Company") was incorporated in California on August 12, 1996. The Company commenced operations in 1998 and provides online healthcare information and products to consumers through the company's HealthCentral.com network. The Company emerged from the development stage during 1999 and operates in one business segment.

   In November 1999, the Company reincorporated in the state of Delaware. Also in November 1999, the Board of Director's and shareholders of the Company approved a 5-for-4 stock split of its common and preferred stock which became effective December 2, 1999.

   The Company sold 7,500,000 shares of common stock at $11 per share upon completing its initial public offering on December 10, 1999 and raised cash of $74.7 million, net of underwriting fees and expenses.

   The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and expand the Company's online service brands, the rejection of the Company's products and services by Internet consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its HealthCentral.com network of websites, as well as other risks and uncertainties.

 Principles of consolidation and basis of presentation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Windom Health Enterprises, Inc., and HealthCentralRx.com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

 Use of estimates

   The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, the Company maintained its cash and cash equivalents in bank accounts in amounts which, at times, exceed federally insured limits. Cash equivalents consist primarily of corporate bonds and money market auction instruments with maturities of three months or less for which the carrying value approximated fair value. The cost of these investments at December 31, 1999 was $69,941,902.

 Property and Equipment

   Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, as follows:

      Computer and office equipment..................................... 3 years
      Furniture and fixtures............................................ 5 years

   Leasehold improvements are amortized on a straight-line basis over the life of the lease, or the useful life of the assets, whichever is shorter.

                               HEALTHCENTRAL.COM

 Impairment of long-lived assets

   The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. ("SFAS") 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

 Intangible Assets

   Intangible assets consist primarily of goodwill, which is being amortized on a straight-line basis over three years.

   The Company considers potential impairments of its intangible assets on an exception basis when evidence exists that events or changes in circumstances may have made a recovery of the carrying value unlikely. An impairment of loss is recognized when the expected undiscounted future net cash flows is less than the carrying amount of the asset. No such losses have been identified to date.

 Comprehensive income

   The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. To date the Company has not had any transactions that are required to be reported in comprehensive income.

 Revenue recognition

   Advertising revenues are recorded in the period the advertising impressions are delivered to customers. The Company uses an outside vendor to solicit customers to use its advertising services, to serve the ads to its website and to bill and collect for these services. This outside vendor provides monthly reports indicating the impressions delivered, amounts billed for the Company's advertising services and the related administrative fee. The Company records advertising revenues, as reported by the outside vendor, net of this administrative fee as the Company bears no collection risk for the gross amount of the advertising fees. The Company's advertising contracts do not guarantee a minimum number of impressions to be delivered.

   eCommerce revenues are recognized for sales of over-the-counter and health and beauty aid products, net of discounts, when products are shipped to customers. The Company recognizes commission revenues for the use of its website related to sales made by the pharmacy fulfillment partner for all prescription drugs. The Company is responsible for all refunds relating to sales where a customer is not satisfied with the products received. The Company provides an estimated allowance for such returns in the period of sale. The Company also retains the credit risk for sales of all products made by its fulfillment partners.

   Content subscription and license revenues are derived from contracts with healthcare providers, health product resellers, and third party organizations and principally consist of license fees for website development applications, consulting fees from custom website development and hosting and maintenance fees related to the websites' maintenance. The Company recognizes software license revenue under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. To date, vendor-specific objective evidence has not been

                               HEALTHCENTRAL.COM
available for all undelivered elements and, accordingly, the Company has recognized the revenues from licenses, hosting and maintenance ratably over the term of the agreement, generally 12 to 24 months. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials. Deferred revenues represent the amount of cash received or invoices rendered prior to revenue recognition.

 Production, content and product development expense

   Production, content and product development expenses consist primarily of salaries and benefits, consulting fees and other costs related to content acquisition and licensing, software development, application development and website operations.

   Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. To date, costs incurred following the establishment of technological feasibility, but prior to general product release, have been insignificant.

 WebSite Development Costs

   The Company accounts for website development costs in accordance with the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Website development costs consist of external and internal costs incurred to purchase and implement the website software and significant enhancements used in the Company's business. These costs are capitalized and amortized using the straight-line method over the estimated useful life of the asset. Amortization expense for the year ended December 31, 1999 was not significant.

   Internal and external costs of developing website content are expensed as incurred and included in product, content and product development expense in the accompanying consolidated statements of operations.

 Advertising expenses

   Internet advertising expenses are recognized based on the terms of the individual agreements, but generally over the greater of the ratio of the number of impressions received over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expense for the year ended December 31, 1999 was $7,462,731 and has been included in sales and marketing expense in the consolidated statement of operations. There were no advertising expenses for the years ended December 31, 1998 and 1997.

 Net loss per share

   The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share and SEC Staff Accounting Bulletin ("SAB") No. 98. Basic and diluted net loss per share are computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of restricted common stock, incremental common shares issuable upon the exercise of stock options and warrants. The net loss per share at December 31, 1999 includes 5,050,955 shares of convertible preferred stock that converted into common shares on a one-to-one basis upon completion of the Company's initial public offering in December 1999.

                               HEALTHCENTRAL.COM

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders because to do so would be antidilutive for the periods indicated:

                                                                Years ended
                                                               December 31,
                                                            -------------------
                                                              1999      1998
                                                            --------- ---------
      Series A convertible preferred stock.................       --  1,012,500
      Series B convertible preferred stock.................       --        --
      Convertible preferred stock warrants.................       --    486,000
      Convertible common stock warrants....................    86,145       --
      Common stock options................................. 2,844,874   274,718
      Common stock subject to repurchase...................   312,500    17,937
                                                            --------- ---------
                                                            3,243,519 1,791,155
                                                            ========= =========

   The restricted shares subject to repurchase are excluded from the calculation of basic and diluted earnings per share attributable to common stockholders until the restrictions lapse.

 Income taxes

   Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 Concentration of credit risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company's accounts receivable are derived from revenues earned from customers located in the U.S. The Company performs ongoing credit evaluations of it's customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

   In 1999 and 1998, 62% and 100% of the Company's revenues were generated from one customer. At December 31, 1999 and 1998 one customer accounted for 73% and 100% of the total outstanding receivables.

 Financial instruments

   Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accrued liabilities and accounts payable, approximate fair value due to their short maturities.

 Stock options

   The Company accounts for employee stock compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, stock compensation is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. Deferred stock compensation is amortized in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 28. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

                               HEALTHCENTRAL.COM

 New accounting pronouncements

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its year ending December 31, 2001. To date, the Company has not engaged in derivative or hedging activities.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the financial position or result of operations of the Company.

Note 2--Balance Sheet Components:

                                                                December 31,
                                                               ----------------
                                                                  1999     1998
                                                               ----------  ----
      Property and equipment:
        Furniture and office equipment........................ $  325,287   --
        Computer and network equipment........................  1,599,853   --
        Leasehold improvements................................     11,777   --
                                                               ----------  ----
                                                                1,936,917   --
        Less accumulated depreciation.........................   (152,038)  --
                                                               ----------  ----
                                                               $1,784,879  $--
                                                               ==========  ====

   Property and equipment includes $473,679 of computer equipment under capital leases at December 31, 1999. Accumulated amortization of assets under capital leases totaled $51,293 at December 31, 1999.

                                                              December 31,
                                                           --------------------
                                                              1999       1998
                                                           -----------  -------
      Intangible assets:
        Goodwill.......................................... $33,369,577
        Core technology...................................   1,615,573      --
        Acquired workforce................................     357,829      --
        Contracts.........................................   1,189,103      --
        Tradenames........................................     443,062      --
        Other.............................................     122,260      --
                                                           -----------  -------
                                                            37,097,404      --
        Less accumulated amortization.....................  (3,333,960)     --
                                                           -----------  -------
                                                           $33,763,444  $   --
                                                           ===========  =======
      Accrued expenses:
        Accrued compensation.............................. $       --   $39,166
        Accrued advertising...............................     455,314      --
        Accrued vacation..................................      97,470      --
        Accrued professional fees and other...............     500,126      --
                                                           -----------  -------
                                                           $ 1,052,910  $39,166
                                                           ===========  =======

                               HEALTHCENTRAL.COM

Note 3--Acquisitions

 Windom Health Enterprises, Inc.

   On May 6, 1999, the Company entered into a definitive merger agreement with Windom Health Enterprises, Inc. ("Windom Health") and completed the merger on August 12, 1999. Windom Health is engaged in offering institutions the ability to license specialized tools and services to provide their members with personalized online health information and health risk assessments.

   This transaction was recorded using the purchase method of accounting. The allocation of the aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition was based on estimated fair values as determined by management. The allocation is summarized below:

      Goodwill..................................................... $10,751,000
      Identifiable assets..........................................     842,000
      Core technology..............................................     375,000
      Acquired workforce...........................................     180,000
      In-process research and development..........................     555,000
                                                                    -----------
          Total purchase price..................................... $12,703,000
                                                                    ===========

   The total purchase price of $12.7 million consisted of cash of $51,000, a note payable of $458,000, 2,104,770 shares of the Company's common stock valued at $9,311,514, assumed liabilities of $2,868,457 and estimated transaction costs of $65,000. The deemed value of the Company's common stock on the date the definitive merger agreement was signed was $4.42 per share.

   The valuation of the purchased in-process research and development of $555,000 was based on the result of an independent appraisal using the income approach. The income approach estimates the value of the asset based on its expected economic benefit. The valuation analysis considered the contribution of the core technology as well as the percentage of completion of the in-process research and development. The expected cash flows associated with the in-process research and development were discounted to the present value using a rate of return that is commensurate with the risk of the asset. The purchased in-process technology was not considered to have reached technological feasiblility and had no alternative future use.

   Goodwill and other intangibles are being amortized on a straight-line basis over the estimated period of benefit of two to three years.

 HealthCentralRx.com

   On October 5, 1999, the Company acquired HealthCentralRx.com, Inc. HealthCentralRx.com operates an online drug store that provides retail sales of prescription pharmaceuticals, over-the-counter products and health and beauty aids on the Internet.

                               HEALTHCENTRAL.COM

   This transaction was recorded using the purchase method of accounting. The allocation of the aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition was based on the estimated fair values as determined by management. The purchase price allocation is summarized below:

      Goodwill..................................................... $11,441,000
      Identifiable assets..........................................   1,147,000
      Contracts....................................................   1,189,000
      Core technology..............................................   1,241,000
      Tradename....................................................     443,000
      Acquired workforce...........................................     177,000
      In-process research and development..........................     250,000
                                                                    -----------
          Total purchase price..................................... $15,888,000
                                                                    ===========

   The total purchase price of the $15.9 million consisted of 1,492,096 shares of common stock valued at $13,533,000 based upon the deemed value of the Company's common stock of $9.07 per share on the date the definitive merger agreement was signed. The purchase price also included the assumption of 86,969 employee stock options valued at $6.11 per share, assumed liabilities of $1,653,000 and transaction costs of $171,000.

   The valuation of the purchased in-process research and development of $250,000 was based on the result of an independent appraisal using the income approach. The income approach estimates the value of the asset based on its expected economic benefit. The valuation analysis considered the contribution of the core technology as well as the percentage completion of the in-process research and development. The expected cash flow associated with the in-process research and development was discounted to the present value using a rate of return that is commensurate with the risk of the asset. The purchased in-process technology was not considered to have reached technological feasibility and had no alternative future use.

   Goodwill and other intangibles are being amortized on a straight-line basis over the estimated period of benefit of two to three years.

 RxList.com

   On October 28, 1999, the Company acquired RxList.com. RxList.com maintains a website that allows visitors to search for information regarding prescription and other medications.

   This transaction was recorded using the purchase method of accounting. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition was based on estimated fair values as determined by management. The purchase price allocation is summarized below:

      Goodwill..................................................... $11,212,000
      Net liabilities assumed......................................    (287,000)
      Pharmaceutical database......................................     123,000
                                                                    -----------
          Total purchase price..................................... $11,048,000
                                                                    ===========

   The total purchase price of $11.0 million consisted of 836,422 shares of the Company's common stock valued at $8,364,216, an aggregate of $2.6 million in notes payable issued to RxList.com shareholders discounted at a deemed interest rate of 10% over 6 months and transaction costs of $143,000. The deemed value of the Company's common stock on the date the acquisition agreement was signed was $10.00.

                               HEALTHCENTRAL.COM

   Goodwill and other intangibles are being amortized on a straight-line basis over the estimated period of benefit of two to three years.

   The following unaudited pro forma financial information presents the consolidated results of the Company as if the acquisitions had occurred at the beginning of each period, and includes adjustments for amortization of intangibles. This pro forma financial information is not intended to be indicative of future results. Unaudited pro forma consolidated results of operations are as follows (in thousands, except per share data):

                                                               Years Ended
                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
      Revenues.............................................. $  1,469  $   580
      Net loss attributable to common stockholders..........  (49,726)  (8,451)
      Basic and diluted net loss per share attributable to
       common stockholders..................................    (4.96)   (1.11)

Note 4--Related Party Transactions:

   In August 1998, in association with a letter of intent relating to a merger with Windom Health Enterprises, Inc., the Company entered into a License and Management Agreement (the "Agreement") with Windom Health Enterprises, Inc. Pursuant to the Agreement, the Company had full management responsibility for the operations of Windom Health Enterprises, Inc. In this capacity, the Company advanced Windom Health Enterprises, Inc. funds to finance its operations. At December 31, 1998, the net outstanding balance due from Windom Health Enterprises, Inc. amounted to $563,541. The cumulative amount due from Windom Health Enterprises, Inc. at the merger date (August 12, 1999) was eliminated in consolidation.

   In April 1999, the Company borrowed an amount of $500,000 in the form of convertible notes from a related party. The notes bore interest at 4.99% per annum. In August 1999, the notes were canceled upon the issuance of 96,153 shares of the Company's Series B convertible preferred stock at $5.20 per share. In August 1999, the Company borrowed an additional $300,000 under the same agreement. The new notes bore interest at the rate of ten percent per annum. In connection with this additional borrowing the Company issued warrants to purchase 8,333 shares of the Company's Series B convertible preferred stock at an exercise price of $3.60 per share. The warrants expire at the earlier of (a) August 2002, (b) the closing of an acquisition or (c) the effective date of the Company's initial public offering. The Company valued the warrants using the Black-Scholes option pricing model using an expected life of two years, a weighted average risk-free rate of 5.76%, an expected divided yield of zero percent, a volatility of 70% and a deemed value of the common stock of $7.39 per share. The estimated fair value of the warrants of $39,008 was amortized over the period of the borrowing agreement and included within interest expense in the statement of operations until the notes were canceled in August 1999 upon the issuance of 57,691 shares of the Company's Series B convertible stock at $5.20 per share. In December 1999 the warrants were exercised and 8,333 shares of the Company's common stock were issued.

   In July 1999, the Company borrowed $100,000 from an officer in the Company pursuant to a convertible promissory note. The note bears interest at the rate of ten percent per annum. In August 1999, the note was cancelled upon the issuance of 19,230 shares of the Company's Series B convertible preferred stock at $5.20 per share.

   In July 1999, the Company borrowed an aggregate of $600,000 from four stockholders in the form of promissory notes. The notes bear interest at the rate of ten percent per annum. In connection with these notes, the Company issued warrants to purchase an aggregate of 16,664 shares of the Company's common stock at

                               HEALTHCENTRAL.COM

$3.60 per share. The warrants expire upon the earliest of (a) July 1, 2003,
(b) the closing of an acquisition, or (c) immediately prior to the effective date of the Company's registration statement under the Securities Act of 1933 with respect to an initial public offering. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of four years, a weighted average risk-free rate of 5.7%, an expected dividend yield of zero percent, a volatility of 70% and deemed values of common stock of $6.07 and $6.92 per share. The estimated fair value of the warrants of $64,017 was amortized over the period the notes became exercisable and included within interest expense in the statement of operations. In August 1999, the notes were canceled upon the issuance of 115,383 shares of the Company's Series B convertible preferred stock at $5.20 per share. In December 1999, the warrants were exercised and 16,664 shares of the Company's common stock were issued.

   In August 1999, in connection with the acquisition of Windom Health, the Company entered into a three year consulting agreement with a member of the Board of Directors. The agreement provided that an $85,000 bonus be paid on the closing of the Company's Series B preferred stock financing and a monthly fee of $5,000 for consulting services be paid for the term of the agreement. If the Company terminates the consulting agreement without releasing the individual from its non-competition provision, he will continue to receive, as severance, the monthly fee due for the remainder of the initial term of the consulting agreement.

   In August 1999, the Company and Windom Health Enterprises, Inc., entered into a joint development agreement with Global Health Initiatives, Inc. ("GHI"). A member of the Board of Directors of the Company, is also the President and CEO of GHI. As of December 31, 1999, GHI completed one project for the Company at a cost of $37,338. Also, in September 1999, the Company subleased a portion of its offices to GHI. Rent under the lease was $1,250 per month. The original lease term expired on October 31, 1999 at which time the lease was converted to a month to month basis. The agreement will be terminated on February 29, 2000.

Note 5--Convertible Preferred Stock:

   The holders of preferred stock have various rights and preferences as follows:

 Voting

   Each share of Series A and Series B convertible preferred stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as one class with the common stock.

   As long as at least 1,250,000 shares of convertible preferred stock remain outstanding, the Company must obtain approval from a majority of the holders of convertible preferred stock in order to alter the Articles of Incorporation as they relate to convertible preferred stock, authorize a dividend for any class or series other than convertible preferred stock, create a new class of stock or effect a merger, consolidation or sale of assets where the existing shareholders retain less than 50% of the voting stock of the surviving entity.

 Dividends

   Holders of Series A and Series B convertible preferred stock are entitled to receive noncumulative dividends at the per annum rate of $0.13 and $0.33 per share respectively, when and if declared by the Board of Directors. The holders of Series A and Series B convertible preferred stock are entitled to participate in dividends on common stock, when and if declared by the Board of Directors, based on the number of shares of common stock held on an as-if converted basis. No dividends on convertible preferred stock or common stock have been declared by the Board from inception through December 31, 1999.

                               HEALTHCENTRAL.COM

 Liquidation

   In the event of any liquidation, dissolution or winding up of the Company, including a merger, acquisition or sale of assets where the beneficial owners of the Company's common stock and convertible preferred stock own less than 51% of the resulting voting power of the surviving entity, the holders of Series A and Series B convertible preferred stock are entitled to receive an amount of $2.00 and $5.20 per share respectively, plus any declared but unpaid dividends, prior to and in preference to any distribution to the holders of common stock. The remaining assets, if any, shall be distributed ratably to the common stockholders. Should the Company's legally available assets be insufficient to satisfy the liquidation preferences, the funds will be distributed ratably to the Series A and Series B convertible preferred stockholders.

 Conversion

   Each share of Series A and Series B convertible preferred stock is convertible into shares of the Company's common stock, at the option of the holder, on a one to one basis subject to adjustment for dilution. Each share of Series A and Series B convertible preferred stock automatically converts into the number of shares of common stock into which such shares are convertible at the then effective conversion ratio upon (1) the closing of a public offering of common stock in which the pre-money valuation of the Company, as defined in the Articles of Incorporation, is at least $125 million with gross proceeds of at least $15,000,000, (2) a merger, sale of substantially all of the assets or other transactions which result in a change in control, or (3) the consent of 66 2/3% of convertible preferred stock.

   In December 1999, in connection with the Company's initial public offering, 5,050,955 shares of common stock were issued in connection with the conversion of all outstanding shares of preferred stock.

 Preferred stock dividend

   In August 1999 the Company sold 4,038,455 shares of Series B convertible preferred stock at $5.20 per share, for total cash proceeds to the Company of approximately $21 million. The difference between the sales price and the deemed value per share of the common stock on the transaction date resulted in a beneficial conversion feature in the amount of $11.4 million. The beneficial conversion feature has been reflected as a preferred stock dividend in the statement of operations in the year ended December 31, 1999.

 Warrants for convertible preferred stock

   In connection with the sale of Series A convertible preferred stock in December 1998, the Company issued warrants for 486,000 shares of Series A convertible preferred stock at an exercise price of $2.00 per share. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of five years, a weighted average risk-free rate of 4.36%, an expected dividend yield of zero percent, a volatility of 70% and a deemed value of common stock of $1.52 per share. The estimated fair value of the warrants of $408,629 has been netted against the proceeds of the offering. In December 1999 the warrants were exercised and 463,089 shares of the Company's common stock were issued.

   In May 1999, in connection with entering into facility leases, the Company issued an aggregate of 12,249 Series A convertible preferred stock warrants at an exercise price of $2.00 per share. The warrants expire at the earlier of
(a) two years following the closing of an initial public offering, or (b) May 2009. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of ten years, a weighted average risk free rate of 5.39%, an expected dividend yield of zero percent, a volatility of 70% and a deemed value of common stock of $4.59 per share. The fair value of the warrants of $49,372 is being amortized over the period of the leases.

                               HEALTHCENTRAL.COM

   In August, 1999, in connection with investment banking services provided during the Series B preferred stock offering, the Company issued warrants to purchase an aggregate of 69,231 shares of Series B preferred stock at an exercise price of $5.20 per share. The warrants were exercised in December 1999. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of two years, a weighted average risk-free rate of 5.74%, an expected dividend yield of zero percent, a volatility of 70% and a deemed value of common stock of $7.95. The estimated fair value of the warrants of $301,317 was netted against the proceeds from the offering. In December 1999 the warrants were exercised and 36,503 shares of the Company's common stock were issued.

Note 6--Common Stock:

   The Company's Articles of Incorporation, as amended, authorize the Company to issue 27,750,000 shares of $0.001 par value common stock. Portions of the shares sold are subject to a right of repurchase by the Company subject to vesting over a one-year period. At December 31, 1999 there were 312,500 shares subject to this repurchase provision at the original issuance price.

   In April 1999, in connection with a content license agreement, the Company issued a warrant to purchase 73,896 shares of the Company's common stock at an exercise price of $6.50 per share. The warrant is exercisable at the earlier of a) May 2002, b) the one year anniversary of an initial public offering, c) the sale of 50% of the Company's equity, or d) the date of termination of the content license agreement or the date in which all of the Company's material is removed from the website according to the agreement. The Company valued the warrant using the Black-Scholes option pricing model, applying an expected life of three years, a weighted average risk-free rate of 5.40%, an expected dividend yield of zero percent, an expected volatility of 80% and a deemed value of common stock of $4.97 per share. The fair value of the warrant of $155,301 is being amortized over the period of the content license agreement.

   In June 1999, the Company granted an officer immediately exercisable options to purchase as aggregate of 312,500 shares of common stock at an exercise price of $1.28 per share. In July 1999, in connection with the exercise of these options, the officer issued a promissory note in the amount of $400,000 bearing interest at the rate of 5.74% per annum, due upon the earlier of July 12, 2003 or the termination of employment. Under the restricted stock purchase agreement, 100% of the shares exercised are initially subject to repurchase and held in escrow by the Company. The shares will be released from the repurchase option in accordance with the original vesting schedule of the underlying common stock option grant.

   The Company has reserved 7,647,395 shares of common stock at December 31, 1999 for future issuance in connection with stock options and warrants.

Note 7--Stock Option Plan:

   In August 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1998 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to employees and consultants. An aggregate of 3,000,000 shares of common stock have been reserved for issuance under the 1998 Plan.

   Options under the 1998 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that a) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and b) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.

                               HEALTHCENTRAL.COM

   In August 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the grant of incentive stock options to employees, including employee directors, and of nonstatutory stock options and stock purchase rights to employees, directors (including employee directors) and consultants. At the time of adoption, 250,000 shares of common stock were reserved for issuance under the 1999 Plan. The 1999 Plan was amended by the Board of Directors in September 1999 to increase the total number of shares reserved for issuance by 4,375,000 shares, and to incorporate certain other changes, after which a total of 4,625,000 shares of common stock have been reserved for issuance under the 1999 Plan.

   During the period from January 1, 1998 through December 31, 1999, the Company recorded $10,050,300 of deferred stock compensation in accordance with APB 25, SFAS 123 and Emerging Issues Task Force 96-18, related to options granted to consultants and employees in 1999 and 1998. During this period the Company determined the fair value of options granted to consultants using the Black-Scholes option pricing model with the following assumptions: expected lives of one to four years; weighted average risk-free rates between 4.2% and 6.2%; expected dividend yield of zero percent; expected volatility of 80% and deemed values of common stock between $1.52 and $10.08 per share. Stock compensation expense is being recognized in accordance with FIN 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $4,939,694 and $104,641 for the years ended December 31, 1999 and 1998, respectively.

   The following table summarizes activity under the 1998 Plan:

                                   Shares Available Number of  Weighted Average
                                      for Grant      Shares     Exercise Price
                                   ---------------- ---------  ----------------
      Balances, December 31,
       1997......................            --           --        $  --
        Shares reserved for
         grant...................      3,000,000          --           --
        Options granted..........       (274,718)     274,718         0.25
        Restricted stock granted.        (23,916)         --          0.25
                                      ----------    ---------
      Balances, December 31,
       1998......................      2,701,366      274,718         0.25
        Options granted..........     (2,567,063)   2,567,063         3.80
        Options exercised........            --      (376,250)        1.11
        Options canceled.........         27,500      (27,500)       10.06
                                      ----------    ---------
      Balances, December 31,
       1999......................        161,803    2,438,031       $ 3.75
                                      ==========    =========

   During 1999, the Company issued stock options under the 1998 Plan, with the following weighted average fair values:

                                                       Options  Weighted Average
                                                       Granted     Fair Value
                                                      --------- ----------------
      Below fair value............................... 1,747,689      $5.42
      At fair value..................................   819,374       9.90

                               HEALTHCENTRAL.COM

   The following table summarizes information under the 1998 Plan at December 31, 1999:

                                                                  Options Exercisable
                         Options Outstanding                      -------------------------
                 ---------------------------------------------
                                  Weighted
                                   Average
                                  Remaining        Weighted                     Weighted
                                 Contractual       Average                      Average
   Exercise                         Life           Exercise                     Exercise
    Prices        Number           (Years)          Price         Number         Price
   --------      ---------       -----------       --------       -------       --------
   $ 0.25          791,157          8.97            $ 0.25        316,386        $ 0.25
     1.28          855,000          9.59              1.28        122,293          1.28
     8.19           68,750          9.67              8.19            --           8.19
    10.00          299,375          9.91             10.00            --          10.00
    10.08          409,999          9.77             10.08            --          10.08
    11.00           13,750          9.93             11.00            --          11.00
                 ---------                                        -------
                 2,438,031                                        438,679
                 =========                                        =======

   The following table summarizes activity under the 1999 Plan:

                                                                        Weighted
                                                      Shares    Number  Average
                                                     Available    of    Exercise
                                                     for Grant  Shares   Price
                                                     ---------  ------- --------
      Balances, December 31, 1998...................       --       --    $--
        Shares reserved for grant................... 4,625,000      --     --
        Options granted.............................  (406,843) 406,843   4.44
                                                     ---------  -------
      Balances, December 31, 1999................... 4,218,157  406,843   4.44
                                                     =========  =======

   During 1999, the Company issued stock options under the 1999 Plan with the following weighted average fair values:

                                                                        Weighted
                                                                        Average
                                                                Options   Fair
                                                                Granted  Value
                                                                ------- --------
      Below fair value......................................... 250,000  $8.41
      At fair value............................................ 156,843   9.47

   The following summarizes information under the 1999 Plan at December 31, 1999:

                                                                        Options
                          Options Outstanding at                     Exercisable at
                    -------------------------------------------    ------------------------
                                   Weighted
                                    Average
                                   Remaining        Weighted                    Weighted
                                  Contractual       Average                     Average
    Exercises                        Life           Exercise                    Exercise
      Prices        Number          (Years)          Price         Number        Price
   ------------     -------       -----------       --------       ------       --------
   $       1.28     250,000          3.90            $ 1.28        72,917        $ 1.28
     7.31- 8.25      31,000          9.99              8.01           --           8.01
     8.69- 8.75      18,700          9.99              8.74           --           8.74
    10.00-10.08     107,143          9.85             10.03           --          10.03
                    -------                                        ------
                    406,843                                        72,917
                    =======                                        ======

                               HEALTHCENTRAL.COM

 Fair value disclosures

   If compensation cost for the Company's stock based compensation plans had been determined based on the fair value at grant dates for awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                      Years Ended December 31,
                                                      ------------------------
                                                          1999         1998
                                                      ------------- ----------
      Net loss attributable to common stockholders:
        As reported.................................. $(34,387,386) $(466,235)
        Pro forma....................................  (37,912,047)  (466,235)
      Basic and diluted net loss per share
       attributable to common stockholders:
        As reported.................................. $      (4.96) $   (0.10)
        Pro forma....................................        (5.47)     (0.10)

   The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing method with the following assumptions: expected dividend yield of zero percent; weighted average expected option term of four years; risk interest rates of 5.62% to 6.24% and for 1999 a volatility of 80%.

 Employee Stock Purchase Plan

   In September 1999, the Company adopted an Employee Stock Purchase Plan (the "ESPP") to provide substantially all employees, whose customary employment is more than 20 hours per week for more than five months in any calendar year eligibility, with the ability to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Participant's account balances are used to purchase shares of the Company's common stock at the lesser of 85 percent of the fair market value of the shares on either the first day or the last day of the designated payroll deduction period (the "Offering Period"), as chosen by the Board of Directors at its discretion, whichever is lower. The aggregate number of shares purchased by an employee may not exceed 2,500 per calendar year or 10,000 per any one Offering Period. An Offering period is generally 24 months or less (subject to limitations imposed by the Internal Revenue Code). A total of 1,250,000 shares are available in 2000 for purchase under the ESPP.

 1999 Directors' Stock Option Plan

   The 1999 Directors' Stock Option Plan (the "Director's Plan") was adopted by the Board of Directors in September 1999 and became effective December 1999. A total of 312,500 shares of common stock have been reserved for issuance under the 1999 Directors' Plan, all of which remain available for future grants. The Directors' Plan provides for the grant of nonstatutory stock options to non-employee directors.

Note 8--Income Taxes:

   At December 31, 1999, the Company has net operating loss carryforwards of approximately $13.6 million for federal and state income tax purposes, respectively. The net operating loss carryforwards expire primarily in the year 2018 for federal and 2003 for state purposes.

   The Company's ability to utilize its net operating loss carryforwards to offset future taxable income may be subject to annual limitations attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986.

                               HEALTHCENTRAL.COM

   Deferred tax assets and (liabilities) comprise the following:

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         -----------  ---------
      Net operating loss carryforwards.................. $ 5,514,000  $  95,600
      Allowances........................................      26,000        --
      Deferred compensation.............................     849,000     42,900
                                                         -----------  ---------
        Gross deferred tax asset........................   6,389,000    138,500
      Valuation allowance...............................  (6,389,000)  (138,500)
                                                         -----------  ---------
        Net deferred tax assets......................... $       --   $     --
                                                         ===========  =========

Note 9--Debt:

   In conjunction with the acquisition of RxList on October 28, 1999, an aggregate of $2.6 million in promissory notes payable were issued to the RxList.com shareholders. The annual interest rate on the notes was 5%, payable at the earlier of 10 days after the initial public offering or 6 months after the closing of the merger. The estimated present value of the notes on October 28, 1999 was $2,541,000. The notes were repaid in full on January 3, 2000.

Note 10--Commitments and Contingencies:

   In April 1999, the Company entered into an advertising agreement with Excite, Inc. Excite, Inc. is to provide advertising to the Company ratably over a one-year period in exchange for total payments of approximately $139,000. As of December 31, 1999 the Company had paid approximately $126,706 under the agreement.

   In April 1999, the Company entered into a one-year content license agreement with a publisher of physician rating information. The Company will pay a $50,000 advertising allowance and the greater of $100,000 due in quarterly $25,000 payments, or 30% of all net advertising revenue generated from the publisher's content pages. Advertising expenses associated with the agreement will be recognizable ratably over the term of the agreement, adjusted for any increases due to greater than estimated advertising revenue generated from the content pages. The publisher will pay the Company between 10% and 30% for each transaction where a user enters the publisher's website to obtain assistance in identifying medical providers. In addition, the publisher will pay the Company 30% of net advertising revenues derived from HealthCentral.com content pages. As of December 31, 1999, $50,000 was paid by the Company under this agreement.

   In May 1999, the Company entered into an agreement with LookSmart, Ltd. LookSmart, Ltd. is to provide advertising to the Company ratably over a one-year period for a fee not to exceed $480,000. As of December 31, 1999, the Company had paid approximately $224,600 under this agreement.

   In June 1999, the Company entered into a two-year agreement with Medialinx Interactive, L.P. Pursuant to the terms of the agreement, the companies jointly developed a co-branded site and the Company is to receive the net revenues from advertising and e-commerce transactions generated by Canadian companies up to a maximum amount of $160,000 per year, and 50% for any amounts thereafter. The Company is obligated to pay $300,000 per year in equal monthly payments to Medialinx Interactive, L.P. commencing upon the launch of the site. In January 2000, the contract was amended such that if the Company's revenue exceeds one million Canadian dollars in any given year, the Company shall pay $80,000 to Medialinx Interactive, L.P.

   In August 1999, HealthCentralRx entered into an agreement with Medi-Mail, Inc. (a subsidiary of Bergen Brunswig) in which Medi-Mail is to provide pharmacy dispensing and related support services to the Company including the processing, adjudication or verification, and fulfillment of prescription drugs. As of December 31, 1999, the Company had paid approximately $5,378 to Medi-Mail, Inc. under this agreement.

                               HEALTHCENTRAL.COM

   In August 1999, the Company entered into a two-year agreement with America Online, Inc. ("AOL") under which the Company will appear as one of five health-related anchor tenants on the AOL HealthOnline Pharmacy. The Company is required to pay AOL approximately $14.1 million over the term of the agreement. As of December 31, 1999, the Company had paid $3,520,155 in conjunction with this agreement.

   In September 1999, HealthCentralRx entered into an agreement with Bergen Brunswig Drug Company ("Bergen") to be its fulfillment service provider for over-the-counter and health and beauty aid products and provide related services to the Company's customers in the United States. Under the terms of the agreement, the Company paid a database license fee of $25,000 upon signing of the contract and is obligated to pay a monthly service fee to Bergen of $1,000 and a fulfillment charge of $.75 per item ordered or minimum of $2.03 per order. As of December 31, 1999, the Company paid approximately $25,183 to Bergen under this agreement.

   In September 1999, the HealthCentral.com entered into a three-year agreement with AltaVista to develop a co-branded health channel. The agreement provides that, in exchange for a minimum number of user impressions on the co-branded health channel, the Company is obligated to pay AltaVista approximately $65.6 million in cash and stock over the three-year term of the agreement; however, either AltaVista or the Company may terminate the relationship after two years, in which case the aggregate payment obligation over the first two years in cash and stock would be $34.5 million. In the first year an initial deposit of $1 million was paid that will be expensed equally over a two year period. The required annual payments will be expensed equally over the term of the contract, $12.2 million in year one, $19.3 million in year two and $30 million in year three. The remaining $3 million relates to equity grants of $1 million that will be issued to Alta Vista at the end of each of the three years. The company will also expense these equally over the contract term. In addition, if AltaVista meets given performance thresholds, ranging from 25% to 150% based on the number of impressions delivered in excess of guaranteed minimum amounts, the Company will issue to AltaVista warrants to purchase up to a maximum of 375,000 shares of common stock, with the number of shares dependent on the amount by which AltaVista exceeds the thresholds. These warrants will have varying exercise prices. The fair value of any warrants earned will be measured on the date the performance commitment is met in accordance with EITF 96-18, and the warrants will be valued using the Black-Scholes option pricing model in accordance with SFAS 123. As of December 31, 1999 the Company had paid $2,012,500 to Alta Vista.

   In September 1999, the Company entered into an agreement with the People's Pharmacy in which a co-branded website was developed. The Company is entitled to all advertising revenues from the co-branded website in exchange for a cash payment of $50,000 per annum. The Company also granted options to the principals of the People's Pharmacy to purchase up to 250,000 shares of the Company's common stock at an exercise price of $1.28 per share. Pursuant to the terms of the agreement, options for 31,250 shares of stock vested upon signing the agreement. Accordingly, the fair value of these options of $234,000 was included in production, content and product development expense in the year ended December 31, 1999. Additionally, 31,250 shares of stock vested at the closing of the Company's initial public offering. The fair value of these options was $209,000 and was also included in production, content and product development expense in the year ended December 31, 1999. Further, options for 125,000 shares of common stock with a fair value of $630,000, which will be subject to periodic remeasurement, will be amortized over the performance period of the agreement. The Company valued these options using the Black-Scholes option pricing model, applying an expected life of 4 years, a weighted average risk-free rate of 6.24%, an expected dividend yield of zero percent, a volatility of 80% and a deemed value of common stock of $7.31 per share. With regard to the remaining 62,500 options, the Company will not receive the related services stipulated in the agreement and, therefore, these options will never vest. Accordingly, no value has been ascribed to these options.

   In November 1999, the Company entered into a one-year agreement with ADAM.com, Inc. ("ADAM") to license content, to advertise on the ADAM web site and to sublicense content to institutional clients.

                               HEALTHCENTRAL.COM

The Company paid a one-time set-up fee of $50,000 upon signing the contract. Payments related to advertising are based on the number of page views delivered. If the number of page views exceeds a certain threshold, ranging from 15 million to 45 million, the Company will pay ADAM a percent of net advertising revenue. ADAM is guaranteed a minimum amount of $100,000. In addition, the Company will pay ADAM $3,000 to $7,500 per year under the agreement. ADAM is guaranteed a minimum sublicense fee of $50,000. These expenses will be recognized ratably over the term of the agreement.

   In December 1999, the Company entered into a four-year license agreement with Covert Bailey whereby Mr. Bailey will supply health, fitness and nutrition content to the Company. The Company is required to pay Mr. Bailey approximately $36,000 annually over the term of the contract. The Company also issued 6,250 shares of the Company's common stock valued at $62,500 upon signing of the contract and granted him non-qualified options to acquire 30,000 shares of the Company's common stock which vests over the 4 year term of the agreement. The fair value of these options was $123,000. The options will be subject to periodic remeasurement and will be amortized over the life of the agreement and included in production, content and product development expense. The Company valued these options using the Black-Scholes option pricing model, applying an expected life of 4 years, a weighted average risk-free rate of 6.24%, an expected dividend yield of zero percent, a volatility of 80% and a deemed value of common stock of $7.31 per share.

   In December 1999, the Company entered into an eleven month agreement with Microsoft Corporation ("Microsoft") whereby the Company would be the premier provider of health and fitness newsletters to Microsoft News Hotmail subscribers. Under the terms of the agreement, the Company will pay Microsoft a minimum fee of $1,833,000 based on $.01 per copy distributed to each subscriber, but not to exceed $2,433,000 over term of the contract. In addition, the Company agreed to purchase an aggregate of $640,000 in advertising from Microsoft during the term of the agreement. These expenses will be recognized ratably over the term of the agreement.

 Leases

   The Company leases office space and equipment under noncancellable operating and capital leases with various expiration dates through March 2005. Rent expense for the three years ended December 31, 1999 was $0, $1,560 and $161,443, respectively. The terms of the facility leases provide for rental payments on a graduated scale.

   Future minimum lease payments under noncancellable operating and capital leases are as follows:

                                                           Capital   Operating
      Year Ending December 31,                             Leases      Leases
      ------------------------                            ---------  ----------
      2000............................................... $ 207,069  $  466,852
      2001...............................................   200,271     475,108
      2002...............................................   131,843     418,516
      2003...............................................       --      359,348
      2004...............................................       --       87,335
      2005 and thereafter................................       --          --
                                                          ---------  ----------
          Total minimum lease payments...................   539,183  $1,807,159
                                                                     ==========
      Amount representing interest.......................   (99,675)
                                                          ---------
      Present value of net minimum lease payments........   439,508
      Less current portion of obligations under capital
       leases............................................  (147,498)
                                                          ---------
      Obligations under capital leases................... $ 292,010
                                                          =========

 Contingencies

   The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition.