Form 10-K405/A
period 1999-12-31
HEALTHCENTRAL COM
filed 2000-04-18
CIK 1095016

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              AMENDMENT NO.1 TO

                                  ---------
                                 Form 10-K/A
                                  ---------

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from ____________ to ____________

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

                    Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                               -      ---

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

                               HEALTHCENTRAL.COM


PART III
Item 10.  Directors and Executive Officers of the Registrant..............  Page 1
Item 11.  Executive Compensation..........................................  Page 4
Item 12.  Security Ownership of Certain Beneficial Owners and Management..  Page 8
Item 13.  Certain Relationships and Related Transactions..................  Page 10

Signatures................................................................

     The Registrant hereby amends the following items of Part III of its Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 10, 2000:

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors

     Our bylaws currently provide for a board of directors consisting of nine members. Our board of directors is divided into the following three classes:
Class I, whose initial term will expire at the annual meeting of stockholders in 2000; Class II, whose initial term will expire at the annual meeting of stockholders in 2001; and Class III, whose initial term will expire at the annual meeting of stockholders in 2002. After each of these respective elections, each class of directors will serve staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of stockholders of HealthCentral.com, with the other classes continuing for the remainder of their respective terms. If the merger with Vitamins.com is approved by our stockholders at our next annual meeting in July 2000, our bylaws will be automatically amended to increase the total number of directors to ten and the number of Class I directors to four, and Robert M. Haft and C. Sage Givens will join the board of directors as members of Class I. If the merger is not approved by our stockholders, our bylaws will be amended to decrease the total number of directors to eight and the number of Class I directors to two.

     The directors of the Company and their ages as of February 29, 2000 are as follows:

                                                                                               Director
             Name               Age  Principal Occupation                                        Since    Class
             ----               ---  --------------------                                      ---------  ------
Albert L. Greene..............   49  President, Chief Executive Officer and Director of the        1998     II
                                     Company
James J. Hornthal.............   45  Chairman of the Board of Directors of Preview Travel          1996     II
                                     (acquired by Travelocity.com)
Michael D. McDonald...........   43  President and Director of Global Health Initiatives           1999     II
Louis M. Andersen.............   38  Vice President, Strategy and Business Development,            1999    (1)
                                     United Healthcare Corporation
Sheryle J. Bolton.............   53  Chief Executive Officer and Director of Scientific            1998    III
                                     Learning Corporation
Annette Campbell-White........   52  Managing General Partner of Medventure Associates             1999     I
Dean S. Edell.................   58  Host of Dr. Dean Edell radio and television programs          1996    III
Wesley D. Sterman.............   39  Director of Heartport, Inc.                                   1998    III
Robin Wolaner.................   45  Executive Vice President of Cnet Networks, Inc.               1998     I

(1) Mr. Andersen, who is currently serving as a Class I director, is not standing for reelection as a board member at our upcoming annual meeting of stockholders.

     The additional persons who will become directors if the merger with Vitamins.com is approved by our stockholders are as follows:

                                                                                               Director
             Name               Age  Principal Occupation                                        Since    Class
             ----               ---  --------------------                                      ---------  ------
C. Sage Givens............      43   Managing Partner of Acacia Venture Partners                 ----      I
Robert M. Haft............      47   Founder and President of Vitamins.com, Inc.                 ----      I


     Albert L. Greene has served as our President and Chief Executive Officer since joining HealthCentral.com in July 1998 and as a director since October 1998. From May 1990 to February 1998, Mr. Greene served as President of Alta Bates Medical Center, a hospital in Berkeley, California. From January 1996 to July 1998, Mr. Greene served as Chief Executive Officer of the East Bay Service Area of Sutter Health, a healthcare provider. He presently serves on the boards of directors of Quadramed Corporation, a developer of healthcare software and services, Lumisys Incorporated, a supplier of medical imaging products, and Acuson Corporation, a manufacturer of medical ultrasound equipment. Mr. Greene received a B.A. in Psychology from Ithaca College and an M.H.A. in Hospital Administration from the University of Michigan.

     James J. Hornthal co-founded HealthCentral.com in August 1996 and has been a director since inception and co-chairman of the board of directors since September 1999. In March 1985, Mr. Hornthal founded Preview Travel, an online travel services company. He served as chairman of the board of directors of Preview Travel from its inception until Preview Travel merged into Travelocity.com in March 2000, as well as Preview Travel's President until April 1994 and Chief Executive Officer until June 1997. Mr. Hornthal currently serves as the vice-chairman of Travelocity's board of directors. Mr. Hornthal is also the chairman of the board of CNX Media, a privately-held media convergence company. Mr. Hornthal received an A.B. in Economics from Princeton University and an M.B.A. from Harvard Business School, where he was a Baker Scholar.

     Michael D. McDonald has served as co-chairman of the board of directors of HealthCentral.com since September 1999 and served as chairman of the board of directors from August 1999 to September 1999. Since December 1995, he has served as President and a director at both Global Health Initiatives, a health information company, and Health Initiatives Foundation, Inc., a health and technology non-profit company. At Windom Health, Dr. McDonald served as President and chairman of the board of directors from June 1984 to August 1999. He also served as Director of Health and Telecom at the C. Everett Koop Institute from May 1994 to July 1995, and as Director of Health and Telecom at the Koop Foundation from March 1995 to April 1997. Dr. McDonald received a B.A. in Interdisciplinary Study of Medicine from the University of California, San Diego, and an M.P.H. and Dr.P.H. from the University of California, Berkeley.

     Louis M. Andersen has served as a director of HealthCentral.com since August 1999. Mr. Andersen has been Vice President, Strategy and Business Development at United HealthCare Corporation, a healthcare management and insurance provider, since September 1998. From October 1989 to September 1998, he was Director of Strategy at Prudential HealthCare, a healthcare affiliate of Prudential Insurance Company of America. Mr. Andersen received a B.S./B.A. degree in Accounting from the University of Nebraska and an M.B.A. from Columbia University.

     Sheryle J. Bolton has served as a director of HealthCentral.com since October 1998. Since November 1996, Ms. Bolton has served as Chief Executive Officer and a director of Scientific Learning Corporation, a neuroscience-based, educational Internet and software company. She has also served as its President since June 1997. From September 1995 to October 1996, Ms. Bolton was a consultant to companies in the Internet, healthcare and technology sectors. From January 1994 to August 1995, Ms. Bolton was the President and Chief Operating Officer of Physicians' Online, Inc., an online clinical information resource for physicians. Ms. Bolton serves as a director or trustee for several mutual fund families of Scudder Kemper Investments, Inc. Ms. Bolton received a B.A. in English and an M.A. in Linguistics from the University of Georgia, and an M.B.A. from Harvard Business School.

     Annette Campbell-White has served as a director of HealthCentral.com since September 1999. She has been the Managing General Partner of MedVenture Associates, a life sciences venture capital firm, since May 1986. Ms. Campbell-White serves on the board of directors of ArthroCare Corporation, a manufacturer of surgical instruments, and several privately held companies. Ms. Campbell-White received a B.Sc. in Chemical Engineering and an M.Sc. in Physical Chemistry from the University of Cape Town, South Africa.

     Dean S. Edell, M.D. co-founded HealthCentral.com in August 1996, and has been a director since inception. From inception to July 1998, Dr. Edell also served as President and Chief Executive Officer. Dr. Dean Edell has been a medical journalist for twenty years, and is the host of the Dr. Dean Edell Show, which is broadcast on more than 300 radio stations. His television news reports appear in over 50 markets in the United States and Canada. Dr. Edell has received numerous awards for his broadcasting work, including a C. Everett Koop Media award, an Edward R. Murrow award, and awards from the American Cancer Society and the American Heart Association. Dr. Edell received a B.A. in Zoology from Cornell University and an M.D. from Cornell University Medical School.

     C. Sage Givens has been the Managing Partner of Acacia Venture Partners, a San Francisco-based venture capital firm focused on the healthcare industry, since 1995. From 1988 until 1995 she was a General Partner with First Century Partners, a private venture capital fund affiliated with Smith Barney. Ms. Givens is a director of HealthSouth, an operator of healthcare facilities, and PhyCor, a medical network management company, as well as of several private companies. She holds an M.B.A. degree from Stanford University and a B.A. degree from Georgetown University.

     Robert M. Haft was the founder of Vitamins.com and has served as President of Vitamins.com, Inc. and its predecessors since June 1995. From September 1995 to August 1997, he was also the Chairman and Chief Executive Officer of Phar-Mor, which operates a chain of retail drugstores. From June 1993 to August 1995, Mr. Haft was a private investor. In 1977 Mr. Haft founded Crown Books, a chain of retail bookstores, and served as its Chief Executive Officer until June 1993. Mr. Haft serves as a director of the Advisory Board Company, a consortium of 2,400 health systems and medical centers, and of The Second Cup, Canada's largest chain of coffee stores. Mr. Haft holds an M.B.A degree from Harvard Business School, a Master of Design from the Harvard Design School and a B.S. degree in Economics from the University of Pennsylvania, Wharton School.

     Wesley D. Sterman has served as a director of HealthCentral.com since December 1998. Dr. Sterman co-founded Heartport, Inc., a cardiovascular medical technology company, in May 1991 and has served as a director of Heartport since that time. Dr. Sterman served as Heartport's Chairman of the Board from May 1998 until June 1999 and as its President and Chief Executive Officer from May 1991 until May 1998. Prior to founding Heartport, Dr. Sterman was founder, President and Chief Executive Officer of EndoVascular Technologies, a medical device manufacturer, from July 1989 to September 1991. Dr. Sterman holds B.S. degrees in both Biology and Chemistry from Stanford University, an M.D. from the Stanford University School of Medicine, and an M.B.A. from the Graduate School of Business at Stanford University, where he was an Arjay Miller Scholar. Dr. Sterman also serves on the boards of directors of several private companies.

     Robin Wolaner has served as a director of HealthCentral.com since October 1998. Since October 1997, Ms. Wolaner has served as the Executive Vice President of CNET Networks, Inc., an Internet media company. From July 1992 to December 1995, Ms. Wolaner served as President and Chief Executive Officer of Sunset Publishing Corporation, a magazine and book company and a division of Time Publishing Ventures. She serves on the board of directors of Burnham Pacific Properties, a real estate investment trust. Ms. Wolaner received a B.S. in Industrial and Labor Relations from Cornell University.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and holders of more than ten percent of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1999 all Section 16(a) filing requirements applicable to the Company's officers, directors and holders of more than ten percent of the Company's Common Stock were complied with.

Item 11.  Executive Compensation

     The following table shows the compensation received in 1998 and 1999 by each of (i) the Company's Chief Executive Officer and (ii) the four other most highly compensated executive officers of the Company who earned in excess of $100,000 and who were serving at December 31, 1999 (the "Named Executive Officers"). Prior to 1998, the Company had no operations or employees.

                           Summary Compensation Table

                                                                                                       Long-Term
                                                                                                     Compensation
                                                          Annual Compensation                           Awards
                                         ---------------------------------------------------    --------------------
                                                                                                      Securities
                                                                                                      Underlying
Name                                           Year           Salary ($)          Bonus ($)           Options (#)
------------------------------------     --------------   --------------      --------------    --------------------

Albert Greene, Chief Executive                1999          185,008(1)           95,003                 498,582
    Officer(2)                                1998           64,800(1)             --                   149,718

C. Fred Toney, Executive Vice                 1999           94,744              43,750                 312,500
    President & Chief Financial
    Officer(3)

___________________
(1) Includes amounts that were paid to Mr. Greene as a consultant for a portion of the year.
(2) As of December 31, 1999, Mr. Greene held 45,522 shares directly and 62,500 shares indirectly through a limited partnership. These shares were valued at $694,499 at December 31, 1999, based on the fair market value on that date less consideration paid.
(3) As of December 31, 1999, Mr. Toney held 373,653 shares, which were valued at $2,014,155 at December 31, 1999, based on the fair market value on that date less consideration paid.

Option Grants

     The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in 1999. The Company has not granted any stock appreciation rights.

                             Option Grants in 1999


                            Number of         % of Total                                             Potential Realizable Value
                           Securities      Options Granted       Exercise                             At Assumed Annual Rates
                           Underlying      To Employees In        Price          Expiration          Of Stock Price Appreciation
   Name                 Options Granted       Fiscal Year        ($/Share)          Date                  For Option Term(5)
   ----                 ---------------    ---------------       ---------       -----------         ----------------------------
                                                                                                        5%                 10%
                                                                                                        --                 ---
Albert Greene              449,156 (1)           18.87%            $0.248           2/5/09          $5,238,638          $8,407,635
                             4,783 (2)             .20%            $0.248           2/5/09          $   55,786          $   89,532
                            44,643 (3)            1.87%            $10.08          10/6/09          $   81,754          $  396,731

C. Fred Toney              312,500 (4)           13.13%            $ 1.28          7/12/09          $3,322,279          $5,527,107

(1) 1/36th of the total shares vest on the monthly anniversary of August 16, 1999, the vesting commencement date.
(2)  Shares vested 100% on grant date.
(3) 1/48th of the total shares vest on the monthly anniversary of October 7, 1999, the vesting commencement date.
(4) 1/4th of the total shares vest on the annual anniversary of January 12, 1999, the vesting commencement date, and 1/48th of the total shares vest on the monthly anniversary of the vesting commencement date thereafter.
(5) The potential realizable value represents the difference between the fair market value of the shares on the date of grant, assuming the price per share as of December 31, 1999 ($7.3125) was the fair market value on such date, compounded annually for ten years at the listed percentages, and the exercise price of the option.

    Aggregated Option Exercises in 1999 and December 31, 1999 Option Values

     The following table sets forth information with respect to the Named Executive Officers concerning option exercises and the value of exercisable and unexercisable options for the year ended December 31, 1999.


                                                 Number Of Securities Underlying        Value Of Unexercised In-
                                                      Unexercised Options At              The-Money Options At
                        Shares                          December 31, 1999                  December 31, 1999
                       Acquired       Value    ------------------------------------  ------------------------------
Name                  On Exercise   Realized     Exercisable       Unexercisable      Exercisable    Unexercisable
----                 -------------  --------   ---------------  -------------------  -------------   -------------
Albert Greene               --         --           605,517             42,783       $4,264,535 (2)      $ 0 (2)
C. Fred Toney          312,500        $ 0 (1)            --                 --               --           --

(1) No value realized on exercise date because the fair market value of the Company's Common Stock on the date of exercise (as determined by the Board of Directors) of $1.28 per share equaled the exercise price of $1.28 per share.

(2) Value based on difference between the closing sale price on the Nasdaq National Market System of the Company's Common Stock on December 31, 1999 of $7.3125 per share and the exercise price of an exercisable in-the-money option to purchase 603,657 shares. Mr. Greene also holds an option, the exercisable portion of which consists of 1,860 shares, which is not in-the-money.

Board Compensation


     Except for reimbursement for reasonable travel expenses relating to attendance at board meetings and the grant of stock options, our directors do not currently receive compensation for their services as members of the board of directors. Employee directors are eligible to participate in our 1998 stock plan, 1999 stock plan and 1999 employee stock purchase plan. Nonemployee directors are eligible to participate in our 1998 stock plan, 1999 stock plan and 1999 directors' stock option plan.

     The 1999 directors' plan provides that each person who becomes a nonemployee director after our initial public offering will be automatically granted a nonstatutory stock option to purchase 12,500 shares of common stock on the date on which he or she first becomes a member of our board of directors.
In addition, on the date of each annual stockholders meeting, each nonemployee director who will continue serving on the board following the meeting and who has been a director of HealthCentral.com for at least six months prior to the meeting date will be granted an option to purchase 6,250 shares of common stock. All options granted under the directors' plan will have a term of ten years and an exercise price equal to the fair market value of the common stock on the date of grant. All options granted under the directors' plan to new directors shall vest monthly over four years from the date of a grant, and all options granted at the time of our annual stockholders meeting will vest monthly over 12 months.

     In October 1998, we granted each of Ms. Bolton and Ms. Wolaner nonstatutory stock options to purchase 62,500 shares of our common stock at an exercise price of $0.25 per share. In February 1999, we granted Dr. Sterman a nonstatutory stock option to purchase 62,500 shares of our common stock at an exercise price of $0.25 per share. In August 1999, we granted Dr. McDonald a nonstatutory stock option to purchase 62,500 shares of our common stock, Mr. Andersen a nonstatutory stock option to purchase 12,500 shares of our common stock, and Dr. Sterman a nonstatutory stock option to purchase 12,500 shares of our common stock, each at an exercise price of $1.28 per share. Each of these option grants vests over a 48-month period.

     In August 1999, in connection with the closing of our acquisition of Windom Health, we entered into a three-year consulting agreement with Michael D. McDonald, the co-chairman of our board of directors, under which Dr. McDonald has agreed to provide us with strategic consulting services related to our institutional business. The consulting agreement provided for an $85,000 bonus to be paid to him on the closing of our Series B preferred stock financing and a monthly fee of $5,000 for his provision of consulting services. If we terminate the consulting agreement without releasing Dr. McDonald from a noncompetition provision, Dr. McDonald will continue to receive as severance the monthly fee due for the remainder of the initial term of the consulting agreement.

Employment and Consulting Agreements

     A June 1999 offer letter to Mr. Toney, our Chief Financial Officer and Executive Vice President, provides that Mr. Toney receives an initial base salary of $200,000, with an incentive bonus of up to 30% of his base salary depending on his achievement of performance milestones. In the first year of his employment, Mr. Toney is guaranteed a bonus of at least 15% of his base salary. If Mr. Toney is terminated without cause during the first year of his employment, he will receive monthly severance payments equal to his monthly base salary until the later of the one-year anniversary of his employment start date or six months after his termination date.

     In August 1999, the Company entered into an employment agreement with its Chief Executive Officer, Albert L. Greene. Mr. Greene's base salary, annual incentive award and long-term incentive compensation are determined by the Committee based upon the same factors as those employed by the Committee for executive officers in general. Mr. Greene's employment agreement provides for an initial base salary of $235,000 on an annualized basis, subject to annual review. In addition, during the first three years of the agreement, the Company is paying Mr. Greene a monthly bonus of between 30% and 60% of his monthly base salary, with the percentage of such bonus to be based on Mr. Greene's achievement of certain performance milestones, as mutually agreed by Mr. Greene and the Committee. Mr. Greene's current monthly bonus is equal to 30% of his base salary. During 1999, Mr. Greene was granted options to purchase a total of 498,582 shares of Common Stock at exercise prices ranging from $0.248 to $10.08, the fair market value of the Company's stock on the date of grant. If Mr. Greene is terminated without cause before August 11, 2000, he will receive monthly severance payments equal to his monthly base salary until that date.

     Messrs. Greene and Toney also have change of control provisions, which provide that fifty percent of their unvested shares and options vest on an acquisition of our company, and that if they are terminated without cause within 12 months after an acquisition of our company, the remaining unvested shares vest automatically at that time.

     In August 1999, we entered into employment agreements with Dr. Van Brunt, our Executive Vice President of Operations, and Mr. Athanasoulis, our Vice President of Engineering, in connection with our acquisition of Windom Health. These employment agreements each provide that if the officer is terminated without cause before August 11, 2000, he will receive monthly severance payments equal to his monthly base salary until that date.

     In September 1999, the board of directors amended our stock plans to provide that fifty percent of any unvested options held by officers vest on our acquisition by another company and the remaining fifty percent vest monthly over the next 12 months, subject to the continued provision of services.

Compensation Committee Interlocks and Insider Participation

     Ms. Bolton, Mr. Sterman and Ms. Wolaner served on the Company's Compensation Committee during 1999. No interlocking relationship exists between any member of HealthCentral.com's Compensation Committee and any member of any other company's board of directors or compensation committee. We sold shares of preferred stock, which converted into common stock on the closing of our initial public offering, and granted options to each of Ms. Bolton, Dr. Sterman and Ms. Wolaner. See "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information known to us with respect to beneficial ownership of our common stock as of February 29, 2000, by:

     . each person, or group of affiliated persons, known by us to own beneficially more than 5% of our outstanding common stock,
     .  each director,
     . our Chief Executive Officer and each Named Executive Officer, and . all directors and executive officers as a group.

     Except as otherwise noted, the address of each person listed in the table is c/o HealthCentral.com, 6001 Shellmound Street, Suite 800, Emeryville, CA 94608. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The applicable percentage of ownership for each stockholder is based on 22,584,964 shares of common stock outstanding as of February 29, 2000, in each case together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned that are exercisable on or before April 29, 2000 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights but are not deemed outstanding for computing the percentage ownership of any other person. A portion of the shares issued to officers or issuable upon exercise of options by officers is subject to repurchase by us at the original exercise price in the event of termination of that officers' employment, which repurchase right lapses over time.

                                                                                 Total                   Percent
                                                                               Number of               Beneficially
Name and Address                                                                Shares                    Owned
----------------                                                           -------------------       -----------------
James J. Hornthal(1)................................................               2,401,007                    10.6%
Dean S. Edell.......................................................               2,305,000                    10.2%
Michael D. McDonald(2)..............................................               1,634,268                     7.2%
Albert L. Greene(3).................................................                 717,259                     3.1%
Annette Campbell-White(4)...........................................                 683,410                     3.0%
C. Fred Toney.......................................................                 373,653                     1.6%
Wesley D. Sterman(5)................................................                 160,542                     *
Robin Wolaner(6)....................................................                  57,631                     *
Sheryle J. Bolton(7)................................................                  40,847                     *
Louis M. Andersen(8)................................................                   9,333                     *
All directors and executive officers as a group (14 persons)(9).....               8,905,092                   37.89%

_____________________
*  Less than one percent.
(1) Represents 2,401,007 shares held by an investment entity and trust controlled by Mr. Hornthal.
(2) Includes 10,417 shares issuable pursuant to the exercise of stock options as of April 29, 2000.
(3) Includes 609,237 shares issuable pursuant to the exercise of outstanding options as of April 29, 2000.
(4) Includes 653,609 shares held by MedVenture Associates III, L.P. and 27,801 shares held by MedVen Affiliates III, L.P. Annette Campbell-White, a director of HealthCentral.com, is a managing member of the general partner of each of these partnerships. Ms. Campbell-White disclaims beneficial ownership of these shares. The managing members of the entity that is the general partner of each of MedVenture Associates III, L.P. and MedVen Affiliates III, L.P. are Annette Campbell-White, Gary H. Stroy and George Y. Choi, all of whom share voting and dispositive power over these shares.

(5) Includes 20,312 shares issuable pursuant to the exercise of stock options as of April 29, 2000.

(6) Includes 23,438 shares issuable pursuant to the exercise of stock options as of April 29, 2000.

(7) Includes 23,438 shares issuable pursuant to the exercise of stock options as of April 29, 2000.

(8) Includes 8,333 shares issuable pursuant to the exercise of stock options as of April 29, 2000.

(9) Includes an aggregate of 920,175 shares issuable pursuant to the exercise of outstanding options.

Item 13.  Certain Relationships and Related Transactions

     Preferred Stock Issuances

     Since January 1, 1999, we issued a total of 4,038,455 shares of Series B preferred stock at a price of $5.20 per share in August and September 1999, all of which converted into shares of common stock on a 1-for-1 basis upon the closing of our initial public offering in December 1999. The following table summarizes the shares of preferred stock purchased since January 1, 1999 and held as of February 29, 2000 by our executive officers, directors and holders of more than 5% of our outstanding stock and their affiliates.

                                                      Shares issued on
                                                    exercise of Series A        Series B
                                                  Preferred Stock Warrants   Preferred Stock
                                                  ------------------------   ---------------
Directors
Entities affiliated with James J. Hornthal                 24,000                 19,230
Entities affiliated with Annette Campbell-White                --                673,077
Wesley D. Sterman                                          36,000                 19,230
Robin Wolaner                                               9,818                     --
Sheryle J. Bolton                                           4,909                     --

Executive Officers
Albert L. Greene                                            6,000                  9,615
C. Fred Toney                                                  --                 61,153


     Option Grants and Stock Issuances under Stock Plans

     The following table summarizes the options granted to, and the shares of common stock purchased under our stock plans since January 1, 1999 and held as of February 29, 2000 by, our executive officers, directors, holders of more than 5% of our outstanding stock and their affiliates:


                       Common                           Issuance     Vesting
Name                    Stock     Options    Price        Date       Schedule
----                   -------    -------    ------    ----------    --------
Albert Greene                       4,783    $ 0.25     Feb. 1999       (1)
                                  449,156    $ 0.25     Feb. 1999       (2)
                                   44,643    $10.08     Oct. 1999       (3)
Louis Andersen                     12,500    $ 1.28     Aug. 1999       (4)
Marcos Athanasoulis                62,500    $ 1.28     Aug. 1999       (4)
                                   31,250    $10.00     Dec. 1999       (4)
Ann-Marie Buddrus                  62,500    $ 1.28     Aug. 1999     (4)(5)
Robert Cudd                       125,000    $10.08     Oct. 1999       (4)
                                   31,250    $10.00     Dec. 1999       (4)
Michael McDonald                   62,500    $ 1.28     Aug. 1999       (4)
Wes Sterman                        62,500    $ 0.25     Feb. 1999       (4)
                                   12,500    $ 1.28     Aug. 1999       (4)
C. Fred Toney          312,500               $ 1.28     July 1999       (6)
Deryk Van Brunt                   100,000    $ 1.28     Aug. 1999       (4)
                                   25,000    $ 8.19    Sept. 1999       (4)

(1)  Shares underlying this option were 100% vested on the grant date.

(2) Shares vest at the rate of 1/36th per month from the vesting commencement date (August 1999).

(3) Shares vest at the rate of 1/48th per month from the vesting commencement date (October 1999)

(4) One fourth of the total shares underlying the option vest on the annual anniversary of the vesting commencement date, and 1/48th of the total shares vest on the monthly anniversary of the vesting commencement date thereafter.

(5)  Ms. Buddrus resigned as an employee of the Company in March 2000.

(6) Shares were purchased by execution of an interest-bearing promissory note in the amount of $400,000, which is due at the earlier of July 2003 or termination of services.

     Promissory Notes

     In April 1999, we issued promissory notes in the aggregate principal amount of $500,000 to MedVenture Associates III, L.P. and MedVen Affiliates III, L.P., both of which are affiliated with Annette Campbell-White, one of our directors. The promissory notes bore an interest rate of 4.99%. The principal amount of these notes was converted into shares of Series B preferred stock and the interest of $8,340 was paid in full in September 1999.

     In July 1999, we issued a promissory note in the principal amount of $100,000 and a warrant to purchase 2,777 shares of our common stock at a purchase price of $3.60 per share to the Hornthal Living Trust, an entity with which James J. Hornthal, a co-chairman of our board of directors, is affiliated. The promissory note bore an interest rate of 10.00%. The principal amount of this note was converted into shares of Series B preferred stock and the interest of $822 was paid in full in September 1999.

     In July 1999, we issued a promissory note in the principal amount of $100,000 to C. Fred Toney, our Executive Vice President and Chief Financial Officer. The promissory note bore an interest rate of 10.00%. The principal amount of this note was converted into shares of Series B preferred stock and the interest of $822 was paid in full in September 1999.

     In August 1999, we issued promissory notes in the total principal amount of $300,000 and warrants to purchase 8,333 shares of Series B preferred stock at a purchase price of $3.60 per share to MedVenture Associates III, L.P. and MedVen Affiliates III, L.P., both of which are affiliated with Annette Campbell-White, one or our directors. The promissory notes bore an interest rate of 10.00%. The principal amount of these notes was converted into shares of Series B preferred stock and the interest of $1,315 was paid in full in September 1999.


     Other Transactions with Affiliates

     In connection with our acquisition of Windom Health in August 1999, we issued cash, shares of our common stock and promissory notes to the following individuals who are directors or executive officers:

     . 1,642,272 shares of common stock, approximately $39,795 in cash and a promissory note in the principal amount of $357,684 to Michael D. McDonald, the co-chairman of our board of directors;

     . 204,852 shares of common stock, approximately $4,960 in cash and a promissory note in the principal amount of $44,617 to Deryk Van Brunt, our Executive Vice President of Operations; and

     . 81,689 shares of common stock, approximately $1,980 in cash and a promissory note in the principal amount of $17,792 to Marcos A. Athanasoulis, our Vice President of Engineering.

     The amounts due under these promissory notes were paid in full in August 1999. The proceeds from our issuances of promissory notes in 1998 and 1999 were used for working capital and general corporate purposes.

     In May 1999, we entered into a fifteen-year agreement with Dr. Edell, a director and 5% stockholder, in which he granted us the exclusive right to the use of his name in connection with our business and exclusive commercialization rights to his services over the Internet, except for publication of radio transcripts and Internet broadcasts of his radio program. Under this agreement, we own all content that Dr. Edell creates for our HealthCentral.com network. Dr. Edell has the right to review and reasonably approve all content and advertising in the Dr. Dean section of our HealthCentral.com website. We are not obligated to make any payments of cash or equity under the terms of this Agreement.

     In August 1999, we entered into a Joint Development Agreement with Global Health Initiatives, of which Dr. McDonald, one of the co-chairmen of our board of directors, is the president and chairman of the board. This agreement provides for our joint collaboration in the performance of services and development of products, with pricing to be determined and agreed upon by the parties on a project-by-project basis. Among other provisions, the agreement provides that, other than with respect to consumer health informatics, we may not compete with Global Health Initiatives in the areas of:

     .  health care systems consulting;
     .  enterprise engineering;
     .  health information systems; or
     .  virtual health management.

We have entered into subcontracts with GHI for certain technical and planning services pursuant to the Joint Development Agreement.

     In August 1999, we entered into a services agreement with CNX Media and Dr. Edell, providing for the joint marketing of a consumer health programming service that will include health-related video clips produced by Dr. Edell. Mr. Hornthal is the co-chairman of our board of directors and the chairman of the board of directors of CNX Media.

     In April 2000, we obtained an assignment of the "Dr. Dean Edell" brand name, owned by Dr. Edell, one of our co-founders and directors, for our use in connection with the marketing, sale and distribution of prescription and non-prescription eyewear through December 31, 2006. We have agreed to pay Dr. Edell $1.5 million in cash in connection with this assignment.

     Two nominees for Class I directors, C. Sage Givens and Robert Haft, are both major stockholders of Vitamins.com, and thus will receive shares of our common stock if the merger with Vitamins.com is approved at our upcoming annual meeting of stockholders. Mr. Haft, his spouse and family trust hold approximately 29% of the outstanding shares of Vitamins.com. Investment funds affiliated with Ms. Givens hold approximately 12% of the outstanding shares of Vitamins.com. If the Vitamins.com merger is approved by our stockholders at our upcoming annual meeting of stockholders, Mr. Haft will become the President of Vitamins.com, which will become our wholly-owned subsidiary. We have entered into an employment agreement with Mr. Haft that will become effective upon the closing of our merger with Vitamins.com, which provides that, if Mr. Haft is terminated without cause during his first year of employment with us (the "Severance Period"), he will continue to receive his
                         ----------------
monthly base salary on a monthly basis for the greater of: (i) six months, or
(ii) the remainder of the Severance Period.

     We have entered into indemnification agreements with all of our officers and directors.

     We believe that all of our transactions with affiliates were entered into on terms and conditions no less favorable to us than those that could have been obtained from unaffiliated third parties. In addition, transactions with our affiliates are approved by a majority of our board of directors, including a majority of our independent and disinterested directors.

                                    PART IV

Item 14. Exhibits

     This amendment to the Form 10-K, filed on March 10, 2000, includes Exhibit 3.5, which supercedes the previously filed Exhibit 3.5, as well as two additional exhibits, Exhibit 3.6 and Exhibit 3.7.

     Number       Description
     ------       -----------
      3.3*        Amended and Restated Certificate of Incorporation of the Registrant.
      3.5++       Amended and Restated Bylaws of the Registrant.
      3.6         Amended and Restated Bylaws of the Registrant (as proposed if Vitamins.com merger is approved)
      3.7         Amended and Restated Bylaws of the Registrant (as proposed if Vitamins.com merger is not approved)
      4.1*        Form of Registrant's Common Stock Certificate.
     10.1*        First Amended and Restated Investors' Rights Agreement dated August 27, 1999 between the Registrant and certain investors.
     10.2**       1999 Stock Plan, as amended on January 2000, and form of stock option agreements and restricted stock purchase agreements.
     10.3**       Amended and Restated 1998 Stock Plan, as amended on January 2000, and form of stock option agreements and restricted stock purchase agreements.
     10.4*        1999 Employee Stock Purchase Plan, and form of subscription agreement.
     10.5*        1999 Directors' Stock Option Plan, and form of stock option agreement.
     10.6*        Form of Common Stock Agreement between the Registrant and each of Dean S. Edell M.D. and James J.
                  Hornthal.
     10.7*        Engagement Letter between the Registrant and Hambrecht & Quist dated March 22, 1999.
     10.8*        Consulting Agreement between the Registrant and Michael D. McDonald dated August 12, 1999.
     10.9*        Employment Agreements between the Registrant and each of Deryk Van Brunt and Marcos A. Athanasoulis.
     10.10*       Employment Agreement between the Registrant and Albert Greene dated August 16, 1999.
     10.11*       Offer Letter from the Registrant to C. Fred Toney dated June 16, 1999.
     10.12*       Letter Agreement between the Registrant and Ann Marie Buddrus dated August 4, 1999.
     10.13*       Lock-Up Agreement between the Registrant and Dr. Dean S. Edell dated August 27, 1999.
     10.14*       Form of Change of Control Agreement between the Registrant Albert L. Greene.
     10.15*       License and Confidential Information Agreement between the Registrant and Dr. Dean S. Edell dated
                  May 14, 1999.
     10.16*       Office Lease between the Registrant and Christie Avenue Partners JS dated March 26, 1999.
     10.17*       Landlord's Consent and Agreement (Sublease) between the Registrant and Burnham Pacific Operating
                  Partnership, L.P. dated July 22, 1999.
     10.18*       Joint Development Agreement/Base Agreement by and between the Registrant, Windom Health Enterprises and
                  Global Health Initiatives dated August 12, 1999.
     10.19+*      Co-Branded Site Agreement by and between the Registrant, Graedon Enterprises, Inc., and Joe Graedon and
                  Teresa Graedon dated September 9, 1999.
     10.20+*      Agreement between the Registrant and AltaVista Company dated September 27, 1999.
     10.21*       Agreement and Plan of Reorganization by and between the Registrant, HC Acquisition Corporation and
                  ePills, Inc. dated September 28, 1999.
     10.22+*      Internet Fulfillment Services Agreement between ePills, Inc. and Bergen Brunswig Drug Company dated
                  September 16, 1999.
     10.23+*      Pharmacy Services Fulfillment Agreement between ePills, Inc. and Medi-Mail, Inc. dated August 1999.
     10.24*       Form of Indemnification Agreement.
     10.25*       Agreement and Plan of Reorganization by and between Registrant and RxList.com dated October 25, 1999.
     10.26*       Industrial Lease between ePills.com and H.S.P. dated May 4, 1999.
     10.27+*      Co-Branding Content Agreement between Registrant and MediaLinx Interactive, L.P. dated June 30, 1999.
     10.28+*      Advertising Insertion Order between ePills, Inc. and America Online, Inc. dated August 20, 1999.
     10.29*       Assumed HealthCentralRx.com 1999 Stock Option Plan and form of incentive stock option agreement.
     10.30**      Agreement with Covert Bailey dated December 1999.
     21.1*        List of subsidiaries.
     23.1         Consent of Independent Accountants.
     24.1**       Power of Attorney (see page 15)

  27.1**   Financial Data Schedule.
---------

  *Incorporated herein by reference to the exhibit filed with the Company's
   Registration Statement on Form S-1 (Commission File No. 333-88019)

 **Incorporated herein by reference to the exhibit filed with the Company's
   Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000.

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

                                             HealthCentral.com

                                             By: /s/ C. Frederick Toney
                                                 ----------------------------
                                                    C. Frederick Toney,
                                                 Executive Vice President and
                                                   Chief Financial Officer
Date: April 18, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                                Title                                  Date
          ---------                                                -----                                  ----
             *                          President, Chief Executive Officer and Director (Principal   April 18, 2000
--------------------------------         Executive Officer)
      Albert L. Greene

  /s/ C. Frederick Toney                Executive Vice President and Chief Financial Officer         April 18, 2000
--------------------------------         (Principal Financial and Accounting Officer)
      C. Frederick Toney

                                        Co-Chairman of the Board
--------------------------------
       James Hornthal

             *                          Co-Chairman of the Board                                     April 18, 2000
--------------------------------
      Michael D. McDonald

             *                           Director                                                     April 18, 2000
--------------------------------
       Louis Andersen

             *                           Director                                                     April 18, 2000
--------------------------------
       Sheryle Bolton

             *                           Director                                                     April 18, 2000
--------------------------------
     Annette Campbell-White

             *                           Director                                                     April 18, 2000
--------------------------------
         Dean Edell

             *                           Director                                                     April 18, 2000
--------------------------------
      Wesley D. Sterman

                                         Director
--------------------------------
        Robin Wolaner


* By:  /s/  C. Frederick Toney
       -----------------------
       Power of Attorney