Form 10-Q
period 2000-03-31
HEALTHCENTRAL COM
filed 2000-05-15
CIK 1095016

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                       Commission file number 000-27567

================================================================================

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

                                (510) 250-2500
             (Registrant's telephone number, including area code)

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No  [_]

     As of April 30, 2000, there were 22,703,659 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.

     Item 2.  Changes in Securities and Use of Proceeds.

     Item 3.  Defaults Upon Senior Securities.

     Item 4.  Submission of Matters to a Vote of Security Holders.

     Item 5.  Other Information.

     Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               HealthCentral.com
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                                               March 31,           December 31,
                                                                                 2000                  1999
ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 57,502,304          $ 77,654,947
  Accounts receivable, net of allowance for doubtful accounts of
   $85,533 and $64,609, respectively                                              590,373               578,314
  Other receivables                                                               202,126                67,080
  Prepaid expenses                                                              3,385,730             3,144,149
                                                                             ------------          ------------
   Total current assets                                                        61,680,533            81,444,490

Property and equipment, net                                                     2,568,138             1,784,879
Intangible assets                                                              30,442,493            33,763,444
Other assets                                                                      980,900             1,150,288
                                                                             ------------          ------------
   Total assets                                                              $ 95,672,064          $118,143,101
                                                                             ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $  2,773,187          $  1,787,428
  Accrued expenses                                                              2,849,514             1,052,910
  Deferred revenue                                                                 86,257               149,367
  Current portion of obligations under capital leases                             154,180               147,498
  Note payable                                                                          -             2,540,784
                                                                             ------------          ------------
   Total current liabilities                                                    5,863,138             5,677,987

Obligations under capital leases                                                  250,575               292,010
                                                                             ------------          ------------
   Total liabilities                                                            6,113,713             5,969,997
                                                                             ------------          ------------

Commitments and contingencies (Note 5)

Stockholders' equity:
 Common stock, $0.001 par value, 100,000,000 authorized
  22,653,921 and 22,581,238 shares issued and outstanding at
  March 31, 2000 and December 31, 1999, respectively                               22,469                22,396
  Additional paid-in capital                                                  151,828,624           152,397,459
  Note receivable from stockholder                                               (405,931)             (405,931)
  Deferred stock compensation                                                  (3,804,316)           (5,005,965)
  Accumulated deficit                                                         (58,082,495)          (34,834,855)
                                                                             ------------          ------------
  Total stockholders' equity                                                   89,558,351           112,173,104
                                                                             ------------          ------------

   Total liabilities and stockholders' equity                                $ 95,672,064          $118,143,101
                                                                             ============          ============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                               HealthCentral.com
                Condensed Consolidated Statement of Operations
                                  (unaudited)

                                                                              Three months ended March 31,
                                                                                2000              1999
                                                                            -------------    -------------
Revenues:
  eCommerce                                                                 $    702,214      $          -
  Advertising                                                                    336,725            27,909
  Content subscription and license                                               262,716                 -
                                                                            ------------        ----------
   Total revenues                                                              1,301,655            27,909
                                                                            ------------        ----------

Operating and other expenses:
  Cost of eCommerce revenues                                                   1,593,088                 -
  Content and product development                                              2,812,661           166,837
  Sales and marketing                                                         15,143,525            30,000
  General and administrative                                                   2,060,773            88,728
  Amortization of intangible assets                                            3,320,951                 -
  Stock compensation                                                             587,440           297,150
                                                                            ------------        ----------
   Total operating and other expenses                                         25,518,438           582,715
                                                                            ------------        ----------

Loss from operations                                                         (24,216,783)         (554,806)
Interest income, net                                                             969,143             5,245
                                                                            ------------        ----------

Net loss attributable to common stockholders                                $(23,247,640)       $ (549,561)
                                                                            ============        ==========

Basic and diluted net loss per share                                        $      (1.03)       $    (0.12)
                                                                            ============        ==========

Shares used in computing basic and diluted net loss per share                 22,597,059         4,689,906
                                                                            ============        ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               HealthCentral.com
                Condensed Consolidated Statement of Cash Flows
                                  (unaudited)

                                                                              Three months ended March 31,
                                                                                2000              1999
                                                                             -----------      ------------
Cash flows from operating activities:
 Net loss                                                                   $(23,247,640)       $ (549,561)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Stock compensation expense                                                  587,440           297,150
     Depreciation and amortization expense                                     3,511,100                 -
     Changes in assets and liabilities:
      Accounts and other receivables                                             (12,060)           (4,343)
      Prepaid expenses and other assets                                         (194,360)          (19,090)
      Accounts payable                                                           985,759           (28,482)
      Accrued expenses                                                         1,879,327           (31,729)
      Deferred revenue                                                           (63,110)                -
                                                                            ------------        ----------
       Net cash used in operating activities                                 (16,553,544)         (336,055)
                                                                            ------------        ----------

Cash flows from investing activities:
  Purchase of property and equipment                                            (973,409)                -
  Payments to related party                                                   (2,623,507)         (520,195)
                                                                            ------------        ----------
       Net cash used in financing activities                                  (3,596,916)         (520,195)
                                                                            ------------        ----------

Cash flows from financing activities:
  Proceeds from stock option exercises                                            32,569                 -
  Payments on capital leases                                                     (34,752)                -
                                                                            ------------        ----------
       Net cash used in financing activities                                      (2,183)                -
                                                                            ------------        ----------

Net decrease in cash and cash equivalents                                    (20,152,643)         (856,250)

Cash and cash equivalents at beginning of period                              77,654,947         1,091,552
                                                                            ------------        ----------

Cash and cash equivalents at end of period                                  $ 57,502,304        $  235,302
                                                                            ============        ==========

Supplemental disclosures of cash flows information:
  Cash paid for interest                                                    $    102,822        $      -
                                                                            ============        ==========

Supplemental disclosures of non-cash investing and financing activities:
   Deferred stock compensation                                              $   (614,209)       $1,302,860
                                                                            ============        ==========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                               HEALTHCENTRAL.COM

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Description of Business

     HealthCentral.com (the "Company") provides original, up-to-date and personalized online healthcare information and sells health-related products to consumers through the HealthCentral.com network of websites. In addition, the Company enables healthcare institutions to provide healthcare information to their patients and consumers through the Company's enterprise web services business.

     Through the HealthCentral.com network, the Company derives revenues from advertisements and the online sale of health-related products, or eCommerce. Through the HealthCentral.com enterprise web services, the Company derives revenues from annual license fees for applications, content, hosting and maintenance services, as well as from development fees for customization services. The Company operates in one business segment.


Note 2    Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements.


Note 3    Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.


Note 4    Net Loss Per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin SAB No. 98. Basic and diluted net loss per share are computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is anti-dilutive. Potential common stock consists of restricted common stock, and incremental common shares issuable upon the exercise of stock options and warrants.

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

                                              Three Months Ended
                                        March 31, 2000  March 31, 1999
                                        --------------  --------------
Series A Convertible preferred stock                 -       1,012,500
Series B Convertible preferred stock                 -               -
Convertible preferred stock warrants                 -         486,000
Convertible common stock warrants               86,145               -
Outstanding common stock options             3,013,831         853,657
Common shares subject to repurchase            312,500          11,958
                                             ---------       ---------
Total                                        3,412,476       2,364,115
                                             ---------       ---------

Note 5    Commitments and Contingencies

     On March 15, 2000, the Company signed a definitive agreement to merge with Vitamins.com. Under the terms of the agreement, the Company will acquire all the shares of capital stock of Vitamins.com in exchange for up to $103,500,000 in the Company's common stock. The exchange ratio will be determined by dividing the lesser of:

 . $103,500,000, less certain transaction expenses over $100,000 incurred by Vitamins.com, divided by the average closing price of the Company's common stock for the ten days preceding the business day prior to the merger; or

 . the number of shares of the Company's common stock outstanding immediately prior to the merger, less one share,

   by the number of shares of Vitamins.com outstanding immediately prior to the effective time of the merger. Under the terms of the agreement, the number of shares of the Company's common stock that Vitamins.com stockholders may receive in exchange for their shares is capped so that such stockholders may not receive more than the number of shares of the Company's common stock outstanding immediately prior to the closing of the merger, less one.

The transaction is expected to be recorded using the pooling of interest method of accounting and is to be a tax-free reorganization under Section 369 of the Internal Revenue Code of 1986, as amended. The merger is subject to regulatory approval and the approval of the Company's stockholders.

Note 6    Subsequent Events

     On April 11, 2000, the Company acquired the exclusive license rights to market and sell "Dr. Dean Edell Eyewear" through 2006. Payment for the product license was $2.7 million in cash. Simultaneously, the Company entered into a license and distribution agreement with Cable Car Eyewear to sell the Dr. Dean Edell Eyewear to brick and mortar pharmacies and grocery chains. This agreement requires minimum purchases of products from the Company for the years 2000 through 2006 starting at $5 million in 2000 and increasing each subsequent year. In addition, the Company entered into a supply agreement with Invision Optical Products through 2006 for Invision to supply the Company with the Dr. Dean Edell Eyewear products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. This discussion and analysis and other parts of this Form 10-Q contain forward-looking statements that involve risks, uncertainties and assumptions These forward-looking statements are based on our current expectations and are not guarantees of future performance. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the section entitled "Factors That May Affect Future Results and Market Price of Stock." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.


Overview

   HealthCentral.com was co-founded by Dr. Dean S. Edell and James J. Hornthal in August 1996, and, beginning in July 1998, was primarily involved in capital raising activities and recruiting management personnel. In August 1998, HealthCentral.com and Windom Health, a company providing website development and consulting services to healthcare institutions, entered into a License and Management Agreement under which we took over the daily management of Windom Health and undertook the development of the HealthCentral.com website. The website was based largely on Windom Health's software architecture and was launched in November 1998. Since the launch of the website, we have focused on refining the technological architecture of the HealthCentral.com website, developing programs and content to market the HealthCentral.com brand name and attract users to the network, recruiting personnel and raising capital. In August 1999, we acquired Windom Health, and in October 1999 we acquired HealthCentralRx.com, an online drug store, and RxList.com, an online pharmaceutical database company.

   We recognize revenues for sales of over-the-counter and health and beauty aid products, net of discounts, when products are shipped to customers. Further, we recognize commissions for the use of our website from sales made by Medi-Mail for all prescription drugs. Our online drug store, HealthCentralRx.com, is responsible for all refunds relating to sales where a customer is not satisfied with the products received. We provide an allowance for returns in the period when the sales are made. We retain the ultimate credit risk for all sales made through Bergen Brunswig and Medi-Mail.

   We derive revenues from advertising activities consisting of short-term banner advertisements. As of March 31, 2000, we had not entered into any barter arrangements. We record advertising revenues in the period the advertising impressions are delivered to customers. We currently use an outside vendor, DoubleClick, to solicit potential advertisers, to serve the ads to HealthCentral.com's website and to bill and collect for these services. This outside vendor provides monthly reports indicating impressions delivered, the amount billed for advertising services and the related administrative fee. We record advertising revenues, as reported by the outside vendor, net of this administrative fee because we bear no collection risk for the gross amount of the advertising fees. Our advertising contracts do not guarantee a minimum number of impressions to be delivered.

  We enter into exclusive sponsorship agreements and in the future intend to provide customers with enhanced promotional opportunities and customized co-branded web pages. We recognize advertising revenues ratably over the term of the sponsorship agreement. Costs incurred in connection with sponsorship agreements will be included in content and product development expense.

  We also act as an application service provider, which means that we design, host and maintain private label websites for healthcare institutions. Revenues derived from our application service contracts principally consist of license fees for website development applications, consulting fees from custom website development and hosting, and website maintenance fees. Our license, hosting and maintenance fees are recognized ratably over the term of the license, generally between 12 and 24 months. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials.

  On March 15, 2000, we signed a definitive agreement to merge with Vitamins.com, a retailer that provides vitamins, minerals and other nutritional supplements, as well as related health and wellness products and information.
We intend to integrate Vitamins.com into the HealthCentral.com network of websites. Under the terms of the agreement, we will acquire all the shares of capital stock of Vitamins.com in exchange for up to $103,500,000 in our common stock. The stock-for-stock acquisition is expected to be recorded using the pooling of interest method of accounting and is to be a tax-free reorganization under Section 369 of the Internal Revenue Code of 1986, as amended. The merger is expected to close in the second quarter of 2000 and is subject to regulatory approval and the approval of our stockholders, among other customary closing conditions. We have agreed to advance amounts in cash, up to a maximum of $3,000,000, to enable Vitamins.com to operate in the ordinary course of business until the effective time of the merger. It has been agreed that each advance will be represented by a promissory note payable to us at an annual interest rate equal to the Wells Fargo prime rate plus 3%. If the merger is not consummated, Vitamins.com has agreed to repay all promissory notes payable to us on the earlier of one year after the date of each promissory note or upon the closing of a financing pursuant to which Vitamins.com raises at least $10,000,000. As of May 5, 2000, we had advanced Vitamins.com $1,500,000, all of which was advanced during the second quarter of 2000. If the contemplated merger is completed, we expect to incur significant additional expenses in integrating Vitamins.com into the HealthCentral.com network and in expanding the operational capabilities of the combined company.

  We incurred a net loss of approximately $23.2 million for the quarter ended March 31, 2000 compared to $550,000 for the quarter ended March 31, 1999. We anticipate incurring additional operating losses for the foreseeable future.

Results of Operations

Quarter Ended March 31, 2000 and 1999

  Revenues. Revenues consist of eCommerce sales of over-the-counter and health and beauty aid products and prescription drugs, advertising revenues from banner advertisements and sponsorship agreements and institutional revenues derived from designing, hosting and maintaining private label websites for healthcare
institutions.   We acquired HealthCentral Enterprise Web Services, Inc.
(formerly Windom Health Enterprises), in August 1999 and HealthCentralRx.com (formerly ePills.com) in October 1999 in order to implement our institutional and eCommerce strategies. Total revenues were $1,302,000 for the quarter ended March 31, 2000 compared to $28,000 for the quarter ended March 31, 1999. Revenue in the quarter ended March 31, 2000 consisted of $702,000 in eCommerce revenues, $337,000 in advertising revenues, and $263,000 in institutional sales revenues. In 1999, revenue consisted solely of advertising revenues.

  Cost of eCommerce Revenues. Cost of eCommerce revenues consists of merchandise, shipping and fulfillment charges. Total cost of eCommerce revenues was $1.6 million for the quarter ended March 31, 2000. In the quarter ended March 31, 1999, we did not generate eCommerce sales and there was no cost of eCommerce revenues.

  Content and Product Development. Content and product development expenses consist primarily of personnel costs for engineering and production personnel, expenditures related to editorial content, payments to editorial consultants, server maintenance costs, and software development and operations expenses. Content and product development expenses increased to $2.8 million for the quarter ended March 31, 2000 compared to $167,000 for the first quarter of 1999. The increase in expenses for the quarter ended March 31, 2000 was primarily attributable to $2.1 million in production and engineering staff costs as compared to $74,000 in production and engineering costs during the first quarter of 1999. We expect content and product development expenses to increase substantially in the future as we enhance our websites by developing and licensing additional content.

  Sales and Marketing. Sales and marketing expenses consist primarily of advertising, public relations and personnel expenses. Sales and marketing expenses were $15.1 million for the quarter ended March 31, 2000 compared to $30,000 for the first quarter of 1999. The increase in the quarter ended March 31, 2000 was primarily attributable to $13.3 million in advertising and public relations expenses, including payments to AltaVista and America OnLine. In 1999, these expenses consisted primarily of sales and marketing personnel expenses. Future sales and marketing expenses will decrease as a result of the lowering of our discretionary advertising expenses and the restructuring of our payments to AltaVista to reduce our fixed payments for the balance of the agreement's term from $26.4 million to $7.4 million.

  General and Administrative. General and administrative expenses consist primarily of personnel costs and related costs for general corporate functions, including executive management and finance fees for legal, audit and other professional services. General and administrative expenses were $2.1 million for the quarter ended March 31, 2000 and $89,000 for the first quarter of 1999. These increases were primarily due to $1.8 million in personnel-related costs, and legal and accounting expenses incurred to support the growth of our business. General and administrative expenses in the first quarter of 1999 consisted of $41,000 in personnel expenses. We expect general and administrative expenses to increase in the future as we hire additional personnel and incur additional costs related to the growth and operations as a public company. In addition, we expect to expand facilities and incur associated expenses to support our anticipated growth.

  Stock Compensation. For the quarter ended March 31, 2000, we amortized $587,000 in stock compensation expense compared to $297,000 for the first quarter of 1999. Deferred stock compensation is being amortized over the respective vesting periods of the outstanding options which is generally four years.


Liquidity and Capital Resources

  Since inception, we have financed operations primarily through our initial public offering, the sale of preferred stock and the issuance of notes payable. As of March 31, 2000, we had $57.5 million in cash and cash equivalents. Net cash used in financing activities for the quarters ended March 31, 2000 and 1999 was $2,000 and $0, respectively.

  Net cash used in operating activities was $16.6 million for the quarter ended March 31, 2000 and $336,000 for the first quarter of 1999. Net cash used in operating activities in the quarter ended March 31, 2000 was comprised primarily of a $23.2 million net operating loss, increases of $206,000 in prepaid expenses and receivables, and $63,000 in deferred revenue during the first quarter of 2000. This was partially offset by $587,000 in non-cash stock compensation expense, $3.5 million in depreciation and amortization of fixed and intangible assets, and an aggregate increase of $2.9 million in accounts payables and accrued expenses during the first quarter of 2000. In comparison, net cash used in operating activities in the quarter ended March 31, 1999 was comprised primarily of a $550,000 net operating loss and an increase of $23,000 in prepaid expenses and receivables. This was offset by stock compensation expense of $297,000 and an aggregate decrease in accounts payable and accrued liabilities of $60,000.

  Net cash used in investing activities was $3.6 million for the quarter ended March 31, 2000 and $520,000 for the first quarter of 1999. Cash used in investing activities in the quarter ended March 31, 2000 was primarily attributable to cash paid related to the acquisition of RxList. In addition, we purchased $973,000 in property and equipment during the quarter ended March 31, 2000. Cash used in the first quarter of 1999 was related to bridge loans made to Windom Health.

  Although we have no material commitments for capital expenditures, we anticipate substantial increases in capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

  Our capital requirements depend on numerous factors, including market acceptance of the HealthCentral.com network, and the resources we allocate to integrating acquisitions, building the network, marketing and selling products and services and promoting the HealthCentral.com brand name. We have experienced substantial increases in expenditures since inception, consistent with growth in operations and personnel, and we anticipate that expenditures will continue to increase for the foreseeable future. We currently expect to use our existing cash balances to fund website and content development, infrastructure improvements and operating losses and to integrate existing acquisitions. Additionally, we are continuing to evaluate possible acquisitions or investments in complementary businesses, technologies, services or products. We currently believe that our available cash, cash equivalents and revenues generated from operations will be sufficient to meet our anticipated needs for at least the next twelve months. We may need additional cash sooner than currently anticipated and/or may need to raise additional capital in order to fund a more rapid expansion; to develop new or enhanced services or products; to respond to competitive pressures; to enter into significant partnerships; or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements, although additional funding may not be available on favorable terms or at all.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. We are required to adopt SAB No. 101 in the second quarter of 2000. We do not expect the adoption of SAB No. 101 to have a material effect on our financial position or results of operations.

  In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

  FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

Factors That May Affect Future Results and Market Price of Stock.

  You should carefully consider the following risk factors, in addition to the other information in this report. We believe the following risks and uncertainties are material to our business and our industry.

Risks Related to Our Business and Our Industry

We only launched our HealthCentral.com website in November 1998 and our HealthCentralRx.com website in September 1999, and thus have a limited operating history.

  We have a limited operating history and are subject to the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as the Internet healthcare market. These challenges include our ability to:

  . attract and retain a large audience of users to our HealthCentral.com network;

  . compete effectively against better-established Internet health companies, such as Healtheon/WebMD (which has announced an acquisition of OnHealth.com), drkoop.com, drugstore.com and planetRx;

  . gain advertising and sponsorship revenue from vendors of health-related products and services;

  . implement a successful eCommerce strategy through our HealthCentralRx.com subsidiary;

  . create and maintain successful strategic alliances with provider groups, content providers and other third parties;

  .  develop our enterprise web services business;

  .  develop and upgrade our technology; and

  .  attract, retain and motivate qualified personnel.


We had an accumulated deficit of $58.1 million at March 31, 2000 and expect our expenses to increase, and thus we may never become profitable.

  We expect our operating expenses to substantially exceed revenues for the foreseeable future, and we may never become profitable. Since our inception, we have had very limited revenues and have incurred net losses in each year. While we are unable to predict accurately our future operating expenses, these expenses could increase, as we, among other things:

  . make payments to both our existing and future business partners to gain advertising revenue, traffic or otherwise expand our HealthCentral.com network;

  .  promote our HealthCentral brand;

  . develop or acquire health-related content, technologies or other complementary businesses;

  .  hire additional employees;

  .  develop and expand our systems infrastructure and support functions; and

  .  offer product promotions.


A failure to build our brand names quickly and significantly will result in lower than expected revenues.

  If we do not gain significant brand recognition quickly, we may lose the opportunity to build a critical mass of customers and our business may fail. Some of our competitors, such as Healtheon/WebMD (which has announced an acquisition of OnHealth.com), drkoop.com, drugstore.com and planetRx may have stronger name recognition than us. The increasing competition in our markets makes building a brand more expensive and difficult than it otherwise would be. To increase brand recognition, we may need to increase substantially our sales and marketing efforts, our third party alliances, and our content, product and service offerings, all of which are expensive.

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

  In response to a verbal request by the FTC, in February 2000, we voluntarily met with the staff of the FTC and discussed privacy policies and practices. We have provided and continue to provide additional information regarding our privacy policy to the FTC in response to a more formal request from the FTC after our meeting. The FTC may have follow-up questions for us regarding these issues. There can be no assurance that either we, any other ehealth company or the ehealth industry in general will not become either a target of or a witness in, a formal FTC investigation or state agency or private party claim regarding privacy issues, any of which could be expensive and time-consuming, could divert the attention of senior management from our core business and could harm our business.

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

  Any diminishment in Dr. Edell's reputation as a medical expert and advisor, his death or incapacity, the expiration of his 15 year agreement with us, or any other development that would cause us to lose the benefits of our affiliation with Dr. Edell, could diminish our standing with healthcare consumers as a credible source of healthcare information. Although we maintain key person life insurance for Dr. Edell, his role in our company is sufficiently critical that the insurance would not adequately protect us in the event of his death.

We face substantial competition from better-established companies, which could result in our failure to gain needed market share.

  Over 15,000 healthcare websites compete with us for users, advertisers, content and product providers, institutional clientele and other sources of online revenue. We compete with other dedicated healthcare websites, such as Healtheon/WebMD (which has announced an acquisition of OnHealth.com), drkoop.com, and DiscoveryHealth.com. In addition, we compete with online portal companies, healthcare providers and payors and consumer affinity groups.

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

  In the market for enterprise web services, we compete mainly with payors' and providers' internal systems development teams, with local web development companies, and with other consumer-oriented websites that are selling applications to institutions, such as drkoop.com and Healtheon/WebMD.
Healthcare participants may determine that our tools and website development and maintenance services are inferior to those of our competitors, that our product mix is inappropriate for their needs, or that it would be better for them to independently develop and manage their own websites.

We need to generate substantial revenues from our eCommerce business for healthcare products, this market is unproven, and we have limited experience in it.

The healthcare eCommerce market is unproven.

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

  . lack of face-to-face interaction with a pharmacist or other drug store personnel;

  . failure to meet shoppers' pricing expectations for prescription drugs, over-the-counter medicines and health and beauty products;

  . customer concerns about security and privacy with regard to transmitting personal health information over the Internet; and

  . inability to meet immediate delivery or pick-up requirements for prescriptions for acute conditions.


We have limited experience in the healthcare eCommerce market.

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

  In August and September 1999, HealthCentralRx.com entered into a series of agreements with Bergen Brunswig and its Medi-Mail subsidiary relating to the fulfillment of orders placed on our HealthCentralRx.com website for healthcare products and access to the PlusCare Provider Network of pharmacy benefit managers, or PBMs. This fulfillment mechanism is complex and will require us to develop reporting systems and integrate Bergen Brunswig's fulfillment systems with our web-based systems. Developing and integrating operational systems is technically difficult and may be delayed, which could delay our receipt of revenues and diminish customer acceptance. Because Bergen Brunswig is our exclusive fulfillment partner for some products, any failure by Bergen Brunswig to supply sufficient quantities and types of products in a timely manner could result in customer dissatisfaction and harm our eCommerce business. In addition, these agreements expire in August 2002 and September 2004, and they may not be renewed on favorable terms, or at all. If for any reason we could not renew these agreements or enter into similar contractual arrangements with a licensed pharmacy, we could not operate our online pharmacy business without becoming a licensed pharmacy ourselves. This process is extremely expensive and difficult. If the intended benefits are not realized from our relationship with Bergen Brunswig, customer perceptions, revenues and our ability to execute our eCommerce strategy may be jeopardized.

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

Because we need to make substantial cash outlays, we may need to raise additional capital in the future and may not be able to raise it on acceptable terms, or at all.

    We currently expect to be able to meet our anticipated cash needs for the next twelve months out of existing cash and cash equivalents and revenues from operations. We may enter into additional business relationships that require us to make additional cash payments.

    The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any debt securities issued could have rights senior to holders of common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

We are currently obligated to pay AltaVista and America Online combined approximately $16.2 million in cash over the next two years.

  Our arrangements with AltaVista and America Online require us to make payments to them. Under our restructured payments to AltaVista, we are obligated to pay approximately $7.4 million in cash to AltaVista over a period ending December 31, 2001 (see "Other Information"). Incentive payments could increase these amounts. In addition, we are obligated to pay $8.8 million in cash to America Online over the period ending August 2001. As of April 30, 2000, $11.3 million has been paid to these two companies.

  In general the purpose of these agreements is to drive traffic to our websites and to generate revenue from that traffic. There is no guarantee either that traffic in anticipated volumes will be generated from these arrangements, or if such traffic does materialize, that the anticipated revenues will result. If we do not receive the revenues we currently expect from these relationships, the substantial amounts we are paying to AltaVista and America Online may not be recovered.


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

  Prescription orders are currently filled by mail order through Medi-Mail. We have limited control over Medi-Mail and no control over any of the pharmacies in the Good Neighbor Pharmacy Network, and they may make errors. Pharmacy errors by Medi-Mail, one of the pharmacies in the Good Neighbor Pharmacy Network or our competitors may produce significant adverse publicity either for us or the entire online pharmacy industry. Because our HealthCentralRx.com service mark will be displayed with the Good Neighbor Pharmacy Network mark, any negligence by any of the pharmacies in the Good Neighbor Pharmacy Network in filling orders or advising customers regarding prescription drugs, whether through HealthCentralRx.com or otherwise, could harm our reputation or result in lawsuits, with or without merit, against us. The amount of negative publicity that we or the online pharmacy industry may receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by traditional pharmacies making similar mistakes. We believe that any negative publicity could erode consumer trust and result in an immediate reduction in product purchases.

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

  We have experienced system interruptions in the performance of our HealthCentralRx.com online drug store. We are in the process of upgrading the eCommerce software platform. To the extent we do not effectively address the scalability and performance of our eCommerce software platform, our eCommerce business could suffer. We are also vulnerable to breaches in our security and natural disasters. We may not be able to correct any problem in a timely manner. Because we outsource the server hosting function to a third party, some systems interruptions may be outside of our control. We have no formal disaster recovery plan, and our insurance may not adequately compensate us for losses that may occur due to systems interruptions.

We depend significantly on our relationship with DoubleClick to generate advertising revenues, and DoubleClick can terminate this relationship on short notice.

  A significant portion of our revenues consists of the sale of advertising, all of which is currently derived through our relationship with DoubleClick, an online advertising sales agency. DoubleClick is our exclusive representative for advertising sold on our HealthCentral.com website; however, DoubleClick can enter into advertising sales contracts with our competitors, and either party can terminate the contract on 90 days notice. We have no control over DoubleClick's sales efforts, and if it fails to sell advertising in accordance with our expectations, our revenues would likewise be lower. In addition, while we anticipate that we may transition part or all of our advertising sales activities to our own direct sales force over time, if DoubleClick were to terminate our agreement before we completed a buildup in our direct sales force, we would be forced to accelerate this process, which would be expensive and difficult to do.

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

  . changes in reimbursement policies and practices of pharmacy benefit managers and other third party payors;

  . systems problems, such as disruptions, slower system response times and degradation in customer service; and

  .  changes in government regulation.

  If we do not meet the expectations of investors and analysts in any given quarter, our stock price could decline.

Our recent growth has strained our existing personnel and other resources, and any failure to manage this growth could increase our operating costs.

  We have experienced and are currently experiencing a period of significant growth, which has placed, and will continue to place, a significant strain on our resources. Any failure to successfully manage our growth could distract management attention and result in our failure to execute on our business plan. As a result of the acquisition of our online drug store and our impending acquisition of Vitamins.com, we need to continue to assimilate the operations of HealthCentralRx.com, and will need to assimilate the operations of Vitamins.com, into our operations. Our senior management has no prior operational experience in the online drug store business. In order to manage this growth effectively, we expect to implement new transaction-processing, operational, reporting, and financial systems, expand and train our employee base, and maintain close coordination among our technical, finance, marketing, sales and editorial staffs. We also need to devote significant management time and financial resources to website and content development, strategic relationships, technology infrastructure and operational infrastructure.

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

  We may not be able to successfully assimilate the HealthCentralRx.com operations or fund or accomplish the execution of our eCommerce business plan. The integration of HealthCentralRx.com into our business may strain our existing technology and operations systems as we continue to assimilate HealthCentralRx.com into our existing operations. In addition, several key HealthCentralRx.com employees have ceased employment with us, and additional HealthCentralRx.com personnel may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses.

Any future acquisitions of companies or technologies may result in disruptions to our business and/or the distraction of our management.

  To date, we have completed acquisitions of three companies, Windom Health, HealthCentralRx.com and RxList.com, and have signed an agreement to acquire Vitamins.com, and we have recently completed the acquisition of Dr. Dean Edell Eyewear license. We may acquire or make investments in other complementary businesses and technologies in the future. We may not be able to identify other future suitable acquisition or investment candidates, and even if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. If we do acquire or invest in other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In any future acquisitions we will likely face the same integration risks as discussed above with respect to the integration of the business of HealthCentralRx.com. In addition, we may face additional risks, including but not limited to:

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

  Our failure to adequately address these issues could harm our business. See also "Risks Related to our Merger with Vitamins.com."

Breaches in our security and other unexpected problems could result in lawsuits by customers and a violation of federal law.

  We retain confidential customer and patient information on our servers. Any breach of security from a physical break-in, computer virus, programming error or attack by a third party or an unexpected natural disaster could subject us to a lawsuit. We have engaged outside security consultants to conduct a security audit of our systems. We may be required to expend significant sums to protect against security breaches or to alleviate problems caused by breaches. In addition, a breach of privacy of patient health records could constitute a violation of federal law.

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

  The healthcare and Internet industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our content, technology, products and services may not be able to sustain any third party claims or rights against their use. Some of the information in our RxList.com database regarding drug descriptions, clinical pharmacology, indications and usage, warnings and the like is copied from information contained in package inserts, which accompany the particular drug. We have not obtained licenses to reproduce this information from the various pharmaceutical companies. Although we have not received a copyright claim to date, we could face potential copyright infringement claims in this regard. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management attention from administering our core business.

As a publisher of online content, we may have liability for information we provide on, or which is accessed from, the HealthCentral.com network.

  Because users of our network and the websites of our institutional licensees access health-related information (including information regarding possible adverse reactions or side effects from medications or a particular medical condition they may have), or may distribute our content to others, third parties may sue us for various causes of action based on the nature and content of materials that we publish. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought successfully against online services in the past. Others could also sue us for the content and services that are accessible from our network through links to other websites or through content and materials that may be posted by our users in chat rooms or bulletin boards, none of which we edit.

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

  Our executive officers and directors, and their respective affiliates own approximately 35.4% of our outstanding common stock, based on shares outstanding as of April 30, 2000. Accordingly, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control that other stockholders view as favorable.

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

  A number of proposals have been made to impose additional taxes on the sale of goods through the Internet. Taxation of online commerce could impair the growth of our eCommerce business and add to the complexity of our transaction processing system.

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

Our stock price, like that of many companies in the Internet industry, may be volatile, and an active trading market for our stock may never develop.

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

  All of the 7,500,000 shares of common stock sold in the initial public offering on December 7, 1999 are freely tradable. The remaining 15,203,659 shares of our common stock, based on shares outstanding as of April 30, 2000, are subject to lock-up agreements of varying lengths with Lehman Brothers or us and may only be sold upon the expiration of these lock-up agreements. All such shares are "restricted securities" within the meaning of Rule 144, which means that they may only be sold in the public market if registered or if they qualify for an exemption from registration promulgated under the Securities Act. Subject to restrictions with respect to the amount of shares that may be sold by any one person, the manner in which such shares may be sold, notice and public information limitations, approximately one-third of these restricted securities will be eligible for sale in June 2000, and the remaining restricted securities will be eligible for sale at various times between June and December 2000. In addition, beginning in June 2000, some stockholders have the right, subject to limitations, to require us to register their shares for sale on the public market. Should our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall, potentially resulting in substantial losses to investors. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

  Prior to the effectiveness of our registration statement for our initial public offering, Lehman Brothers sent a letter and other written materials, accompanied by a preliminary prospectus, to approximately 114 employees, consultants and directors of HealthCentral.com whom we had designated as potential purchasers of up to 90,900 shares of common stock in a directed share program in connection with the initial public offering. We then sent a follow-up email to this group of people regarding the directed share program, which did not contain a legend delineated under Rule 134 of the Securities Act, and which thus may have constituted a prospectus that did not meet the requirements of the Securities Act. If this follow-up email did constitute a violation of the Securities Act of 1933, the recipients of the email who purchased common stock in the initial public offering could have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they already sold the stock, sue us for damages resulting from their purchase of common stock. These refunds or damages could total up to $1 million, based on the public offering price of $11.00 per share, if the investors suffer a total loss of their investment during this period and seek refunds or damages. If this were to occur, our results of operations and cash position could suffer.

Risks Related to Our Merger with Vitamins.com.

     In addition to the matters described above, we will face additional risks to our business if our merger with Vitamins.com is approved by our stockholders and the merger is completed. We encourage you to carefully consider the following factors, as well as the Proxy Statement describing the Vitamins.com merger filed with the Securities and Exchange Commission, in evaluating our business and prospects in the event the merger is completed.

We may not be able to achieve the benefits we expect to result from the merger.

  Achieving the benefits of the merger will depend in part on the ability of management and key personnel of both companies to integrate the two businesses in a timely and efficient manner. Such integration may be hampered by various factors including but not limited to:

  . expenses related to funding the operation, development and/or integration of complementary businesses;

  .  expenses associated with the merger;

  . additional expenses associated with amortization of acquired intangible assets;

  .  the ability to meld the companies' respective corporate cultures;

  . the difficulty of maintaining uniform standards, controls, procedures and policies;

  . the difficulty in integrating and the strains placed on the companies' respective websites and technologies;

  .  the ability to turn Vitamins.com's catalog customers into online customers;

  . the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

  . the geographic distance between our headquarters and Vitamins.com's headquarters.

The contemplated assimilation of the Vitamins.com personnel and the execution of the combined company's eCommerce business plan will require substantial time and effort on the part of our management, and may divert their attention from other business issues. Our failure to adequately address these issues could harm our business and adversely affect our revenues, level of expenses, operating results and stock price. There can be no assurance that the anticipated benefits of the merger will be realized.

The number of shares of our common stock that the Vitamins.com stockholders will receive in the merger depends on the price of our stock for the ten days prior to the closing of the merger, and thus we may have to issue more shares of our stock to the Vitamins.com shareholders than originally contemplated.

  Under the terms of the merger agreement, Vitamins.com stockholders will receive $103,500,000 in our common stock, less certain transaction expenses over $100,000 incurred by Vitamins.com and subject to specified limitations on the number of shares to be issued, in exchange for their Vitamins.com capital stock. The exact ratio will be based on the average closing price for our stock for the ten trading days preceding the business day prior to the close of the merger. Such trading price could vary from our stock price on the date the merger agreement was signed or the proxy statement was filed or mailed. The price of our common stock may vary because of any of the following factors, among others:

  .  changes in our business or operations or the timing of the merger;

  . the effect of any conditions or restrictions imposed on or proposed with respect to the combined company by regulatory agencies due to the merger;

  .  the prospects of post-merger operations; and

  .  general market and economic conditions and other factors.

  For example, if per share average closing price of our common stock for the ten-day period were $5.00 per share, and there was no adjustment to the $103,500,000 purchase price, stockholders of Vitamins.com would receive .357 shares of our common stock for each share of Vitamins.com stock they own, or an aggregate of 20,700,000 shares. A decline in our stock price would result in Vitamins.com stockholders receiving a greater number of shares of our common stock. However, under the terms of the merger agreement the number of shares of our common stock that Vitamins.com stockholders may receive in exchange for their Vitamins.com cannot exceed the number of shares of our common stock outstanding immediately prior to the closing of the merger, less one.

  The stock market has recently experienced significant price and volume fluctuations. These market fluctuations could have a material adverse effect on the market price of our common stock in the ten-day period during which the exchange ratio will be determined.

The merger could adversely affect our combined financial results or the market price of our common stock.

  If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected. We expect that the merger will result in merger-related costs of approximately $1.5 million after taxes. In addition, if we do not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, the market price of our common stock may decline.

Uncertainties associated with the merger may cause either Vitamins.com or us to lose customers.

  Customers of HealthCentral.com or Vitamins.com may, in response to the announcement of the merger, delay or defer decisions concerning their use of products and services from either company. Any such delay or deferral could have an adverse effect on the combined business of HealthCentral.com and Vitamins.com.

Failure to complete the merger could hurt our business.

  In the event that the merger is not consummated, we will be subject to a number of material risks including potential reputational harm and the failure to meet the expectations of public market analysts and investors that the merger would be consummated. As a result, the market price of our common stock may decline and our business, results of operations and financial condition may be harmed.

We may be exposed to liabilities that are not covered by the indemnification available under the merger agreement, which may harm our results of operation and financial condition.

  Upon consummation of the merger, we will assume all the liabilities of Vitamins.com. In addition, it is possible that liabilities may arise in the future which we did not discover or anticipate. To the extent these liabilities are inconsistent with representations and warranties made in the merger agreement, we may have a claim for indemnification against the former stockholders of Vitamins.com. The merger agreement provides that 10% of the HealthCentral.com common stock to be issued in the merger will be placed in an escrow account and held for a period of approximately one year to cover any indemnification claims. The escrow amount will be our sole recourse for indemnification claims other than in the case of fraud. However, Vitamins.com's liabilities, both at the time of and arising after the consummation of the merger, may exceed our expectations and the escrow amount may be insufficient to cover these liabilities. If total liabilities for which indemnification is available exceed the escrow amount, or if liabilities arise after the escrow period, we will suffer financial losses, which may harm our business, results of operation and financial condition.

It is likely that we will continue to experience operating losses and negative cash flow from operations.

  We expect that, after the merger, we will continue to build our network and expand our customer base, causing us to continue to incur significant operating losses and to generate significant negative cash flow from operating activities for the foreseeable future, which would adversely affect our results and could adversely affect our financial condition. In addition, Vitamins.com has incurred losses since its inception and expects to continue to incur losses for the foreseeable future. There can be no assurance that the combined company will achieve or sustain operating profitability or positive cash flow from operating activities in the future.

The combined company's continuing need for significant capital could adversely affect our earnings and cash flow.

  After the merger, the operation and expansion of the combined company's network and marketing and distribution efforts will continue to require substantial capital for, among other things:

  . unforeseen delays or costs, engineering design changes and technological and other risks relating to the integration of Vitamins.com;

  . additional acquisitions by HealthCentral.com and the integration of these acquisitions; and

  . unforeseen customer acquisition costs resulting from heightened competition in the e-health marketplace.

As a consequence of the merger, our business may become subject to new or increased risks.

  As a consequence of the merger, a larger percentage of our revenue will be generated from the sale of vitamins and other nutritional supplements and therefore any increase in government regulation of nutritional supplements or any negative publicity associated with nutritional supplements will have a proportionately larger impact on our business and could have a material adverse effect on the business, results of operations and financial condition of the combined company.

  Vitamins.com, through its subsidiary L&H Vitamins, depends on unionized warehouse employees to package and ship its products. A strike or other disruption in labor relations could, therefore, hamper or prevent timely fulfillment of customer orders, and such disruptions could have an adverse effect on our business.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

  Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk. We did not have any foreign currency hedging or other derivative financial instruments as of March 31, 2000.

  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk. We have no long-term debt.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     We have no pending legal proceedings, but we may become subject to lawsuits from time to time.

Item 2.   Changes in Securities and Use of Proceeds.

     On December 7, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-88019) was declared effective by the Securities and Exchange Commission, pursuant to which 7,500,000 shares of our common stock were offered and sold on December 7, 1999 for our account at a price of $11.00 per share, generating aggregate proceeds of $82.5 million. The managing underwriters for the offering were Lehman Brothers, Hambrecht & Quist, Pacific Growth Equities, Inc., Wit Capital Corporation and Fidelity Capital Markets. After deducting approximately $7.85 million in expenses, of which $5.78 million represented underwriting discounts and commissions and the remaining $2.07 million represented other offering-related expenses, the net proceeds of the offering were approximately $74.6 million. None of our offering-related expenses represented direct or indirect payments to our directors, officers or other affiliates.

     We used $20.2 million of the net offering proceeds during the quarter ended March 31, 2000, of which $2.6 million was used for the acquisition of businesses, $16.6 million was used for the funding of working capital and operating losses and $1.0 million was used for capital expenditures. None of these payments represented direct or indirect payments to our directors, officers or other affiliates. The remaining initial public offering proceeds have been invested in short-term, investment grade, interest bearing securities.

Item 3.   Defaults Upon Senior Securities.  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.   Other Information.

          As of May 9, 2000, we have restructured our payment obligations under our agreement with AltaVista. We are obligated to pay approximately $7.4 million in cash to AltaVista over a period beginning May 15, 2000 to December 31, 2001. Incentive payments could increase this amount if AltaVista over delivers. AltaVista will continue to publish our advertisements on the AltaVista portal service. We are working with AltaVista on the form of an amended agreement.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K:

               A current report on Form 8-K was filed with the Securities and Exchange Commission by HealthCentral.com on March 16, 2000, as amended March 22, 2000, to report the announcement of the signing of a definitive agreement to merge with Vitamins.com.

               A current report on Form 8-K was filed with the Securities and Exchange Commission by HealthCentral.com on March 17, 2000 to file analyst presentation materials related to the proposed merger with Vitamins.com.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTHCENTRAL.COM


                                   By:  /s/  C. Fred Toney
                                       ------------------------------------
                                        C. Fred Toney
                                        Executive Vice President and Chief
                                        Financial Officer

Date:  May 15, 2000

                                 EXHIBIT INDEX
                                 -------------

Number         Description
------         -------------

27.1           Financial Data Schedule.