Form 10-Q
period 2000-06-30
HEALTHCENTRAL COM
filed 2000-08-14
CIK 1095016

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                Yes  X  No  [_]

As of July 31, 2000, there were 45,148,235 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----
                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements.                                            3

    Item 2. Management's Discussion and Analysis of Financial Condition      9
            and Results of Operations.

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.     25

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings.                                              25

    Item 2. Changes in Securities and Use of Proceeds.                      25

    Item 3. Defaults Upon Senior Securities.                                26

    Item 4. Submission of Matters to a Vote of Security Holders.            26

    Item 5. Other Information.                                              26

    Item 6. Exhibits and Reports on Form 8-K.                               26

SIGNATURES                                                                  27

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.

                                HealthCentral.com
                      Condensed Consolidated Balance Sheets

                                                                                            June 30,        December 31,
                                                                                              2000              1999
                                                                                         --------------    --------------
                                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                            $    41,738,312   $    83,690,072
   Accounts receivable, net of allowance for doubtful accounts of
      $145,554 and $64,609,  respectively                                                     2,097,663         1,149,020
   Other receivables                                                                             69,988           620,583
   Prepaid expenses and other current assets                                                  2,350,617         4,051,766
   Inventory                                                                                  5,899,671         5,464,633
                                                                                         --------------    --------------
      Total current assets                                                                   52,156,251        94,976,074
Property and equipment, net                                                                   8,593,588         6,253,153
Other assets                                                                                    983,667         1,535,799
Intangible assets                                                                            41,772,019        46,072,969
                                                                                         --------------    --------------
      Total assets                                                                       $  103,505,525    $  148,837,995
                                                                                         ==============    ==============

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
   STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $    13,630,418    $    8,360,133
   Accrued expenses                                                                           6,791,941         2,321,608
   Deferred revenue and other current liabilities                                               689,900           431,535
   Current portion of obligations under capital leases                                          329,748           326,058
   Note payable                                                                                       -         2,540,784
                                                                                         --------------    --------------
      Total current liabilities                                                              21,442,007        13,980,118
Deferred rent                                                                                   222,233           171,727
Obligations under capital leases                                                                483,430           621,097
                                                                                         --------------    --------------
      Total  liabilities                                                                     22,147,670        14,772,942
                                                                                         --------------    --------------

Mandatorily redeemable convertible preferred stock, $.001 par value, 0 and
   19,220,935 shares authorized at June 30, 2000 and December 31, 1999, respectively,
   0 and 17,411,710 issued and outstanding at June 30, 2000 and December 31,
   1999, respectively                                                                                 -        36,565,397
                                                                                         --------------    --------------

Commitments and contingencies (Note 7)

Stockholders' equity:
   Common stock, $0.001 par value, 100,000,000 authorized,
      45,127,839 and 27,602,336 shares issued and outstanding at
      June 30, 2000 and December 31, 1999, respectively                                          44,943            27,417
   Additional paid-in capital                                                               204,906,945       169,646,821
   Note receivable from stockholder                                                            (465,457)         (465,457)
   Deferred stock compensation                                                               (2,980,863)       (5,005,965)
   Accumulated deficit                                                                     (120,147,713)      (66,703,160)
                                                                                         --------------    --------------
        Total stockholders' equity                                                           81,357,855        97,499,656
                                                                                         --------------    --------------

        Total liabilities, mandatorily redeemable convertible
           preferred stock and stockholders' equity                                     $  103,505,525    $  148,837,995
                                                                                         ==============    ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                HealthCentral.com
                 Condensed Consolidated Statement of Operations
                                   (unaudited)


                                                       Three months ended June 30,            Six months ended June 30,
                                                          2000             1999                 2000             1999
                                                       ------------------------------         -----------------------------
Revenues:
     e-Commerce and other product sales                  $ 10,087,490    $  2,007,056         $  19,992,452    $  3,895,015
     Advertising, content and other                           757,577          98,637             1,389,486         126,546
                                                         ------------    ------------         -------------    ------------
            Total revenues                                 10,845,067       2,105,693            21,381,938       4,021,561
                                                         ------------    ------------         -------------    ------------
Operating and other expenses:
     Cost of e-Commerce and other product sales             8,735,299       1,246,671            18,065,703       2,409,524
     Content and product development                        3,269,415         329,361             6,076,852         496,198
     Sales and marketing                                   13,931,889       1,893,093            36,542,334       2,974,485
     General and administrative                             2,591,899         498,977             5,233,174         807,558
     Amortization of intangible assets                      3,555,445               -             7,099,247               -
     Stock compensation                                       530,387       1,911,909             1,117,827       2,209,059
     Acquisition costs                                      2,427,677               -             2,462,346               -
                                                         ------------    ------------         -------------    ------------
            Total operating and other expenses             35,042,011       5,880,011            76,597,483       8,896,824
                                                         ------------    ------------         -------------    ------------
Loss from operations                                      (24,196,944)     (3,774,318)          (55,215,545)     (4,875,263)
Other expense, net                                            (19,923)              -               (19,923)              -
Interest income, net                                          793,813          25,921             1,790,915          47,269
                                                         ------------    ------------         -------------    ------------
Net loss                                                 $(23,423,054)   $ (3,748,397)        $ (53,444,553)   $ (4,827,994)
                                                         ============    ============         =============    ============
Basic and diluted net loss per share                     $      (0.77)   $      (0.44)        $       (1.85)   $      (0.57)
                                                         ============    ============         =============    ============
Shares used in computing basic and
     diluted net loss per share                           30,378,429       8,601,165            28,881,986       8,439,529
                                                         ============    ============         =============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                HealthCentral.com
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                      Six months ended June 30,
                                                                                        2000             1999
                                                                                  -----------------------------------
Cash flows from operating activities:
   Net loss                                                                       $    (53,444,553) $     (4,827,994)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock compensation expense                                                      1,117,827         2,209,059
         Depreciation and amortization expense                                           8,332,480           569,661
         Changes in assets and liabilities:
            Accounts and other receivables                                              (1,108,783)          (74,778)
            Prepaid expenses and other assets                                            1,933,274          (388,069)
            Inventory                                                                     (435,038)         (569,879)
            Accounts payable                                                             5,270,285          (304,125)
            Accrued expenses                                                             4,470,333           209,685
            Deferred revenue and other current liabilities                                 308,871           154,724
                                                                                  -----------------------------------
                 Net cash used in operating activities                                 (33,555,304)       (3,021,716)
                                                                                  -----------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (3,538,057)       (1,068,534)
   Cash paid for domain name                                                                     -          (290,583)
   Payments from (to) related party                                                     (4,785,577)         2,561,811
                                                                                    -----------------------------------
                 Net cash provided by (used in) investing activities                    (8,323,634)         1,202,694
                                                                                    -----------------------------------

Cash flows from financing activities:
   Payments on capital leases                                                             (169,589)           (58,144)
   Proceeds from issuance of note payable                                                        -            500,000
   Proceeds from the issuance of common stock                                               96,767                  -
                 Net cash provided by (used in) financing activities                -----------------------------------
                                                                                           (72,822)           441,856
                                                                                    -----------------------------------

Net decrease in cash and cash equivalents                                              (41,951,760)        (1,377,166)

Cash and cash equivalents at beginning of period                                        83,690,072          4,102,047
                                                                                  -----------------------------------

Cash and cash equivalents at end of period                                       $      41,738,312  $       2,724,881
                                                                                  ===================================

Supplemental disclosures of non-cash investing
   and financing activities:
      Deferred stock compensation                                                $        (907,275) $       3,055,553
      Stock warrants and options issued in connection with agreements                       12,878             58,036
      Common stock purchased with notes receivable                                               -             59,526
      Issuance of stock in connection with acquisition                                           -          1,250,000
      Forgiveness of note from stockholder                                                       -         (1,175,780)
      Assets acquired under capital leases                                                  35,612             12,644
      Remeasurement of stock warrants issued in connection with agreements                (329,977)                 -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               HEALTHCENTRAL.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Description of Business

HealthCentral.com sells health-related products to consumers and provides original, up-to-date and personalized online healthcare information through the HealthCentral.com network of websites which includes HealthCentral.com, HealthCentralRx.com, Vitamins.com, and RxList.com and through the Vitamins.com catalog and retail stores. In addition, through HealthCentral.com enterprise web services, we enable healthcare institutions to provide healthcare information and products to their patients and consumers through our enterprise web services business.

Through our HealthCentral.com network, we derive revenues from the online sale of health-related products and nutraceuticals. We also derive revenues from the sale of reading glasses and nutraceuticals through our catalog and retail stores and from advertisements. Through HealthCentral.com enterprise web services, we derive revenues from annual license fees for applications, content, hosting and maintenance services, as well as from development fees for content and e-Commerce websites. We operate in three business segments.


Note 2  Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting of the retroactive restatement of all periods presented to reflect our merger with Vitamins.com, which was accounted for as a pooling of interests (see Note 5), and normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

Revenue Recognition

E-Commerce and other product sales are recognized for over-the-counter health and beauty aid products and vitamins and vitamin supplements, net of discounts, when products are shipped to customers. Net sales include outbound shipping and handling charged to the customer and are shown net of sales discounts. Costs of outbound shipping and fulfillment from us are included in cost of e-Commerce and other product sales in the accompanying consolidated statements of operations. We recognize commission revenue for the use of our website related to sales made by Medi-Mail for prescription drugs. We are responsible for all refunds relating to sales where a customer is not satisfied with the products received. We provide an estimated allowance for such returns in the period of sale. We also retain the ultimate credit risk for all sales.

Advertising revenues are recorded in the period the advertising impressions are delivered to customers. We use an outside vendor to solicit customers to use our advertising services, to serve the ads to our website and to bill and collect for these services. This outside vendor provides monthly reports indicating the impressions delivered, amounts billed for our advertising services and the related administrative fee. We record advertising revenues, as reported by the outside vendor, net of this administrative fee as we bear no collection risk for the gross amount of the advertising fees. Our advertising contracts do not guarantee a minimum number of impressions to be delivered.

Content and other revenues are derived from contracts with healthcare providers, health product resellers, and third party organizations and principally consist of license fees for website development applications, consulting fees from custom website development and hosting and maintenance fees related to the websites' maintenance. We recognize software license revenue under Statement of Position 97-2, Software Revenue Recognition, and SOP 98-9, Modifications of
SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. To date, vendor-specific objective evidence has not been available for all undelivered elements and, accordingly, we have recognized the revenues from licenses, hosting and maintenance ratably over the term of the agreement, generally 12 to 24 months. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials.

Deferred revenues represent the amount of cash received or invoices rendered prior to revenue recognition.

Inventory

Inventory, which consists primarily of finished goods, is priced at the lower of cost or market, with cost determined using the weighted-average method.

Note 3  Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000 the SEC issued SAB No. 101A to defer for one quarter, and in June 2000 issued SAB 101B to defer for an additional two quarters, the effective date of implementing SAB No. 101, with earlier application encouraged. We are required to adopt SAB 101 in the fourth quarter of fiscal 2000. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 has not and will not have a material effect on our financial position or results of operations.

Note 4  Net Loss Per Share

We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin SAB No. 98. Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is anti-dilutive. Potential common stock consists of restricted common stock, mandatorily redeemable convertible preferred stock, convertible preferred stock, and incremental common shares issuable upon the exercise of stock options and warrants.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:


                                          Six Months Ended June 30,
                                          2000             1999
                                          ----             ----
Series A Convertible preferred stock              -        1,012,500
Convertible preferred stock warrants              -          572,145
Convertible common stock warrants            86,145                -
Outstanding common stock options          3,118,845          881,782
Common shares subject to repurchase         201,823            5,979
                                          ---------        ---------

Total                                     3,406,813        2,472,406
                                          ---------        ---------


Note 5       Acquisitions

On April 11, 2000, we acquired the exclusive licensing rights to market and sell "Dr. Dean Edell Eyewear" through 2006. Payment for the product license was $2.8 million in cash. Simultaneously, we entered into a license and distribution agreement with Cable Car Eyewear to sell the Dr. Dean Edell Eyewear to brick-and-mortar pharmacies and grocery chains. This agreement requires Cable Car Eyewear to make minimum purchases of products from us for the years 2000 through 2006 starting at $5.0 million in 2000 and increasing each subsequent year to $7.2 million in 2006. In addition, we entered into a supply agreement with Invision Optical Products through 2006 to supply us with the Dr. Dean
Edell Eyewear products.

On June 16, 2000, we completed a merger with Vitamins.com, a retailer that provides vitamins, minerals and supplements, related health and wellness products and information to consumers, for consideration consisting of 22,432,801 shares of our common stock and acquisition and related costs of approximately $2.5 million. Each share of Vitamins.com stock was exchanged for
0.387 shares of HealthCentral.com common stock. Vitamins.com is our wholly owned subsidiary. The transaction was recorded using the pooling of interests method of accounting and was a tax-free reorganization under Section 369 of the Internal Revenue Code of 1986, as amended.

Our total revenue and net loss excluding Vitamins.com for the first six months of 2000 were $3.9 million and $41.1 million, respectively, as compared to $127,000 and $2.0 million, respectively, for the first six months of 1999. Our total revenue and net loss excluding Vitamins.com for the three months ended June 30, 2000 were $2.6 million and $17.9 million, respectively, as compared to $99,000 and $1.4 million, respectively, for the three months ended June 30, 1999.


Note 6    Segment Information

Based on the criteria established by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," we now operate in three principal business segments as a result of our merger with Vitamins.com. Our three segments are e-Commerce and other product sales, retail store sales and advertising, content and other. e-Commerce and other product sales consist of online and catalog sales of health-related products, including Dr. Dean Edell Eyewear. Retail store sales include sales of health-related products through our brick-and-mortar stores. Advertising, content and other revenues primarily include amounts derived from delivering advertising impressions to companies and from providing website development and related services to healthcare providers and other commercial organizations. We do not allocate any operating costs to our business segments as management does not produce such information to measure the performance of segments.


Revenues by business segment are as follows:

                                         Three Months Ended June 30,   Six Months Ended June 30,
                                         ---------------------------   -------------------------
Segment:                                      2000          1999             2000          1999
                                              ----          ----             ----          ----

     e-Commerce and other product sales    $ 8,216,602    $   22,681       $16,092,116   $   22,681
     Retail store sales                      1,870,888     1,984,375         3,900,336    3,872,334
     Advertising, content and other            757,577        98,637         1,389,486      126,546
                                           -----------    ----------       -----------   ----------
          Total revenue                    $10,845,067    $2,105,693       $21,381,938   $4,021,561
                                           ===========    ==========       ===========   ==========

Note 7  Commitments and Contingencies

On May 19, 2000, we entered into a three year agreement with XOR, Inc., an application service provider, whereby XOR, Inc. will provide web development services, maintenance services and systems management services to us. Under the terms of the agreement, we pay XOR, Inc. on a time and materials basis for services performed. We may modify or terminate the contract for a fee without cause and for convenience upon ninety days prior written notice to XOR, Inc.

Note 8  Subsequent Events


On July 24, 2000, we entered into an asset purchase agreement with Drug Emporium, Inc. and its online drugstore subsidiary, DrugEmporium.com. Under the terms of the asset purchase agreement, we will acquire substantially all of the assets and assume certain liabilities, primarily trade payables and hardware/software leases, of DrugEmporium.com in exchange for the issuance of shares of our non-voting preferred stock, which does not carry a liquidation preference and which will be convertible into 2,400,000 shares of common stock. DrugEmporium, Inc. will also have an opportunity to receive additional shares of convertible preferred stock, which does not carry a liquidation preference, if certain revenue targets are met relating to new opportunities in the early stages of development. In connection with this acquisition, we are also entering into a 10-year services agreement with DrugEmporium, Inc., under which we will receive in-store promotional and advertising support and access to DrugEmporium, Inc.'s electronic purchasing system and in-store order pickup capabilities at certain DrugEmporium, Inc. retail stores.

On August 2, 2000, we amended our agreement with AltaVista to issue 300,000 shares of our common stock in exchange for the termination of all our cash payment obligations under the amended agreement dated May 15, 2000. We will continue to provide content for the AltaVista health channel and AltaVista will continue to provide services to us until September 15, 2000, at which time our business relationship will terminate.

Our agreement with Bergen Brunswig relating to the fulfillment of orders placed on our HealthCentralRx.com website for non-prescription medication and health and beauty products was terminated after continuing disputes between Bergen Brunswig and us had not been resolved and after both parties had issued notices of breach. We may be subject to significant costs and other liabilities as a result of the termination of this contract. We are taking steps to mitigate effects on our business stemming from the termination by entering into an Internet Services Agreement dated August 8, 2000 with DrugEmporium, Inc. Under this Internet Services Agreement, DrugEmporium, Inc. has agreed to operate a website through which our customers can place non-prescription medication and health and beauty product orders and to provide customer service and fulfillment services related to those orders. This agreement will terminate upon the closing of our asset acquisition agreement with DrugEmporium, Inc., which we expect to occur by the end of August 2000, at which time we expect to acquire access to the facilities, inventory, licenses and distribution capabilities necessary for us to manage fulfillment of these product orders internally.

In August 1999, HealthCentralRx.com entered into an agreement with America Online regarding HealthCentralRx.com's tenancy on America Online's HealthOnline Pharmacy Channel. Both we and America Online have claimed material breach of the agreement by the other party, and we gave notice to America Online that, effective June 2000, we were terminating the agreement. The status of the business relationship and dispute is currently inactive, however, until the issue has been finalized it is possible that we may have to make substantial cash payments or incur other liabilities to America Online in connection with this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. This discussion and analysis and other parts of this Form 10-Q contain forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements are based on our current expectations and are not guarantees of future performance. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the section entitled "Factors That May Affect Future Results and Market Price of Stock." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

HealthCentral.com was founded in August 1996 and, beginning in July 1998, was primarily involved in capital raising activities and recruiting management personnel. In August 1998, HealthCentral.com and Windom Health, a company providing website development and consulting services to healthcare institutions, entered into a License and Management Agreement under which we took over the daily management of Windom Health and undertook the development of the HealthCentral.com website. The website was based largely on Windom Health's software architecture and was launched in November 1998. In August 1999, we acquired Windom Health, and in October 1999 we acquired HealthCentralRx.com, an online drug store, and RxList.com, an online pharmaceutical database company.

On April 11, 2000, we acquired the exclusive licensing rights to market and sell "Dr. Dean Edell Eyewear" through 2006. Payment for the product license was $2.8 million in cash. Simultaneously, we entered into a license and distribution agreement with Cable Car Eyewear to sell the Dr. Dean Edell Eyewear to brick-and-mortar pharmacies and grocery chains. This agreement requires Cable Car Eyewear to make minimum purchases of products from us for the years 2000 through 2006 starting at $5.0 million in 2000 and increasing each subsequent year. In addition, we entered into a supply agreement with Invision Optical Products through 2006 to supply us with the Dr. Dean Edell Eyewear products.

On June 16, 2000, we completed a merger with Vitamins.com, a retailer that provides vitamins, minerals and supplements, related health and wellness products and information to consumers, for consideration consisting of 22,432,801 shares of our common stock and acquisition and related costs of approximately $2.5 million. Each share of Vitamins.com stock was exchanged for
0.387 shares of Healthcentral.com common stock. Vitamins.com is our wholly-owned subsidiary. The transaction was recorded using the pooling of interests method of accounting and was a tax-free reorganization under Section 369 of the Internal Revenue Code of 1986, as amended. The financial statements for all periods presented have been retroactively restated to reflect this merger.

On July 24, 2000, we entered into an asset purchase agreement with DrugEmporium, Inc. and its online drugstore subsidiary, DrugEmporium.com. Under the terms of the asset purchase agreement, we will acquire substantially all of the assets and assume some liabilities, primarily trade payables and hardware/software leases, of DrugEmporium.com in exchange for the issuance of shares of our non-voting preferred stock, which does not carry a liquidation preference and which will be convertible into 2,400,000 shares of common stock. DrugEmporium, Inc. will also have an opportunity to receive additional shares of convertible preferred stock, which does not carry a liquidation preference, if certain revenue targets are met relating to new opportunities in the early stages of development. In connection with this acquisition, we are also entering into a 10-year services agreement with DrugEmporium, Inc., under which we will receive in-store promotional and advertising support and access to DrugEmporium Inc.'s electronic purchasing system and in-store order pickup capabilities at certain DrugEmporium, Inc. retail stores.

Our agreement with Bergen Brunswig relating to the fulfillment of orders placed on our HealthCentralRx.com website for non-prescription medication and health and beauty products was terminated after continuing disputes between Bergen Brunswig and us had not been resolved and after both parties had issued notices of breach. We may be subject to significant costs and other liabilities as a result of the termination of this contract. We are taking steps to mitigate effects on our business stemming from the termination by entering into an Internet Services Agreement dated August 8, 2000 with DrugEmporium, Inc. Under this Internet Services Agreement, DrugEmporium Inc. has agreed to operate a website through which our customers can place non-prescription medication and health and beauty product orders and to provide customer service and fulfillment services related to those orders. This agreement will terminate upon the closing of our asset acquisition agreement with DrugEmporium, Inc., which we expect to occur by the end of August 2000, at which time we expect to acquire access to the facilities, inventory, licenses and distribution capabilities necessary for us to manage fulfillment of these product orders internally.

In August 1999, HealthCentralRx.com entered into an agreement with America Online regarding HealthCentralRx.com's tenancy on America Online's HealthOnline Pharmacy Channel. Both we and America Online have claimed material breach of the agreement by the other party, and we gave notice to America Online that, effective June 2000, we were terminating the agreement. The status of the business relationship and dispute is currently inactive, however, until the issue has been finalized it is possible that we may have to make substantial cash payments or incur other liabilities to America Online in connection with this matter.

e-Commerce and other product sales are recognized for over-the-counter health and beauty aid products and vitamins and vitamins supplements, net of discounts, when products are shipped to customers. Net sales include outbound shipping and handling charged to the customer and are shown net of sales discounts. Costs of outbound shipping and fulfillment from us are included in cost of e-Commerce and other product sales in the accompanying consolidated statements of operations. We recognize commission revenue for the use of our website related to sales made by Medi-Mail for prescription drugs. We are responsible for all refunds relating to all sales where a customer is not satisfied with the products received. We provide an estimated allowance for such returns in the period of sale. We also retain the ultimate credit risk for all sales.

Advertising revenues are recognized in the period the advertising impressions are delivered to customers. We use an outside vendor to solicit customers to use our advertising services, to serve the ads to our website and to bill and collect for these services. This outside vendor provides monthly reports indicating the impressions delivered, amounts billed for our advertising services and the related administrative fee. We recognize advertising revenues, as reported by the outside vendor, net of this administrative fee as we bear no collection risk for the gross amount of the advertising fees. Our advertising contracts do not guarantee a minimum number of impressions to be delivered. We also enter into sponsorship agreements and provide customers with enhanced promotional opportunities and co-branded web pages.

Content and other revenues are derived from contracts with healthcare providers, health product resellers, and third party organizations and principally consist of license fees for website development applications, consulting fees from custom website development and hosting and maintenance fees related to the websites' maintenance. We recognize software license revenue under Statement of Position 97-2, "Software Revenue Recognition", and SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. To date, vendor-specific objective evidence has not been available for all undelivered elements and, accordingly, we have recognized the revenues from licenses, hosting and maintenance ratably over the term of the agreement, generally 12 to 24 months. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials.

Deferred revenues represent the amount of cash received or services performed and billed prior to revenue recognition.

We incurred a net loss of approximately $23.4 million and $53.4 million for the three and six months ended June 30, 2000, respectively, compared to $3.7 million and $4.8 million for the three months and six months ended June 30, 1999, respectively. We anticipate incurring additional operating losses for the foreseeable future.

In July 2000, we announced basic and diluted net loss per share for the three and six months ended June 30, 2000 of $0.52 and $1.19, respectively. In connection with filing this quarterly report on Form 10-Q, we have revised these basic and diluted net loss per share amounts to $0.77 and $1.85, respectively. These net loss per share amounts have been revised to reflect a change in the mathematical calculation of the weighted average number of shares used to calculate net loss per share resulting from our merger with Vitamins.com. Vitamins.com preferred stock had not yet converted into shares of our common stock until the acquisition closing date and therefore was required to be excluded from the calculation. Because the revisions relate only to the weighted average number of shares outstanding, all other information in our press release dated July 25, 2000 remains unaffected. These revisions also had no impact on our previously reported revenues, net loss, cash flows or balance sheets for any period.

Results of Operations

Three Months and Six Months Ended June 30, 2000 and 1999

e-Commerce and other product sales. e-Commerce and other product sales include sales of health and beauty and over-the-counter products, dietary supplements and prescription drugs through our websites and catalogue activities. For the three months ended June 30, 2000, revenue also included the sales of "Dr. Dean Edell Eyewear" brand of eyeglasses. Revenues are recognized net of allowances for product returns, promotional discounts and coupons at the time the products are shipped to the customer. We recognize commission revenues for the use of our website on the sales made by our pharmacy fulfillment partner for all prescription drugs. Outbound shipping and fulfillment charges that are charged to the customer are included in revenues. E-Commerce and other product sales increased to $8.2 million and $16.1 million for the three and six months ended June 30, 2000, respectively, compared to $23,000 for the three and six months ended June 30, 1999. Substantially all of the growth in e-Commerce and other product sales during the six months ended June 30, 2000 was the result of increased catalog and e-Commerce sales, an increased customer base, repeat purchases from existing customers and new product offerings.

Retail store sales. Retail store sales consist of brick-and-mortar sales of healthcare and related over-the-counter products and were $1.9 million and $3.9 million for the three and six months ended June 30, 2000, respectively, compared to $2.0 million and $3.9 million for the three and six months ended June 30, 1999, respectively.

Advertising, content and other revenues. Advertising, content and other revenues consist of advertising revenues, content subscription and license revenues. Advertising revenues are recognized in the period the advertising impressions are delivered to customers. Content subscription and license revenues consist of license fees for website development applications, consulting fees from custom website development, and hosting and website maintenance. Advertising, content and other revenues were $758,000 and $1.4 million for the three and six months ended June 30, 2000, respectively, compared to $99,000 and $127,000 for the three and six months ended June 30, 1999, respectively. The growth in revenues during the six months ended June 30, 2000 was primarily a result of increased revenues from sponsorships and advertisements on our sites of $573,000 and an increase in the number of page views.

Cost of e-Commerce and other product sales. Cost of e-Commerce and other product sales consist of the cost of products sold to customers, certain promotion costs, inbound shipping charges and fulfillment costs. Fulfillment costs include the external fulfillment fee charged by our third party fulfillment partner and the internal cost of operating and staffing the distribution center. Cost of e-Commerce and other product sales was $8.7 million and $18.1 million for the three and six months ended June 30, 2000, respectively, compared to $1.2 million and $2.4 million for the three and six months ended June 30, 1999, respectively. Cost of e-Commerce and other product sales increased 600% and 650% for the three and six months ended June 30, 2000, respectively, from the comparable periods in 1999. The increased cost of e-commerce and other product sales during the six months ended June 30, 2000 was a result of increased promotion costs associated with new customer acquisitions. We expect that our e-Commerce and product sales margins will fluctuate in the future.

Content and product development. Content and product development expenses consist primarily of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure and cost of acquired content. Content and product development costs were $3.3 million and $6.1 million for the three and six months ended June 30, 2000, respectively, compared to $329,000 and $496,000 for the three and six months ended June 30, 1999, respectively. Content and product development costs increased 893% and 1125% for the three and six months ended June 30, 2000, respectively, from the comparable periods in 1999. The increase in content and product development expenses during the six months ended June 30, 2000 was primarily attributable to $4.3 million in increased staffing and associated costs related to enhancing the content and maintaining our websites and $1.1 million in overhead allocation. Product development costs are generally expensed as incurred, except for costs relating to the development of internal-use software, which are capitalized and depreciated over the estimated useful lives. In the short term, we expect product development expenses to increase, then stabilize by the beginning of 2001 as we complete certain engineering projects.

Sales and marketing. Sales and marketing expenses consist primarily of advertising and certain promotional expenditures, payroll and related expenses for personnel engaged in marketing and customer service activities. Sales and marketing expenses were $13.9 million and $36.5 million for the three and six months ended June 30, 2000, respectively, compared to $1.9 million and $3.0 million for the three and six months ended June 30, 1999, respectively. Sales and marketing expenses increased 636% and 1129% for the three and six months ended June 30, 2000, respectively, from the comparable periods in 1999. The increase in sales and marketing expenses during the six months ended June 30, 2000 was primarily attributable to $9.0 million in increased expenses as a result of payments to America Online and AltaVista and $13.3 million in other online and offline advertising expenses. We expect advertising expenses to decrease for the remainder of 2000 as we direct our marketing efforts to e-Commerce and away from content and to alternative types of more cost-effective advertising.

General and administrative. General and administrative expenses consist of payroll and related expenses for finance, human resources, business development, investor relations, executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses were $2.6 million and $5.2 million for the three and six months ended June 30, 2000, respectively, compared to $499,000 and $808,000 for the three and six months ended June 30, 1999, respectively. General and administrative expenses increased 419% and 548% for the three and six months ended June 30, 2000, respectively, from the comparable periods in 1999. The increase in general and administrative expenses during the six months ended June 30, 2000 was primarily attributable to an increase of $2.8 million in finance, human resources and business development personnel and $900,000 in professional services expenses related to our operations as a public company and projects other than our acquisition of Vitamins.com. We expect these expenses to stabilize as we manage costs in this area.

Amortization of intangibles. Amortization of intangibles relates to the amortization of intellectual property related to domain names and intangible assets resulting from the acquisitions of Windom Health, ePills, RxList.com, Dr. Dean Edell Eyewear license, and L&H Vitamins, Inc., a subsidiary of Vitamins.com. Amortization of intangibles was $3.6 million and $7.1 million for the three and six months ended June 30, 2000, respectively. As of June 30, 1999, there were no intangible assets; therefore we had no amortization expense during the first half of 1999.

Stock compensation. Stock compensation expense was $530,000 and $1.1 million for the three and six months ended June 30, 2000, respectively, compared to $1.9 million and $2.2 million for the three and six months ended June 30, 1999, respectively. Deferred stock compensation is amortized over the respective vesting periods of the outstanding options, which is generally four years. Stock compensation expense decreased 72% and 49% for the three and six months ended June 30, 2000, respectively, from comparable periods in 1999.

Acquisition costs. Acquisition costs were $2.5 million for the six months ended June 30, 2000. We had no acquisition costs during this period in 1999. These expenses relate to the merger with Vitamins.com and consist of legal and professional fees, financial advisory fees, regulatory filing fees and integration costs. We expect that the transaction and other cash costs associated with the acquisition of DrugEmporium.com will be substantially offset by sales of inventory acquired in that transaction.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through our initial public offering, the sale of preferred stock and the issuance of notes payable. As of June 30, 2000, we had $41.7 million in cash and cash equivalents. Net cash used in financing activities for the six months ended June 30, 2000 was $73,000 as a result of capital lease payments of $170,000, partially offset by proceeds from the issuance of common stock of $97,000. Net cash provided by financing activities for the six months ended June 30, 1999 was $442,000 as a result of the issuance of a $500,000 note payable, partially offset by capital lease payments of $58,000.

Net cash used in operating activities was $33.6 million and $3.0 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used in operating activities in the six months ended June 30, 2000 was comprised primarily of a $53.4 million net loss, increases of $1.1 million in accounts and other receivables and $435,000 in inventory. This increase in use of cash was partially offset by $1.1 million in non-cash stock compensation expense, $8.3 million in depreciation and amortization of fixed and intangible assets and increases of $9.7 million in accounts payable and accrued expenses and $309,000 in non-current liabilities, and a decrease of $1.9 million in prepaid expenses and other assets during the six months ended June 30, 2000. In comparison, net cash used in operating activities for the six months ended June 30, 1999 was comprised primarily of a $4.8 million net loss and increases of $75,000 in accounts and other receivables, $570,000 in inventory, $388,000 in prepaid expenses and other assets and a decrease of $304,000 in accounts payable. This increase in use of cash was partially offset by non-cash stock compensation expense of $2.2 million, $570,000 in depreciation expense, increases of $210,000 in accrued expenses and $155,000 in deferred revenues and other current liabilities.

Net cash used in investing activities was $8.3 million for the six months ended June 30, 2000. Net cash provided by investing activities was $1.2 million for the six months ended June 30, 1999. Cash used in investing activities in the six months ended June 30, 2000 was comprised of $3.5 million for the purchase of property and equipment, $2.8 million for the purchase of the Dr. Dean Edell Eyewear license, and $2.5 million for the note payable associated with the acquisition of RxList.com. This increase in use of cash was partially offset by the receipt of approximately $550,000 related to a reduction in the final purchase price of L&H Vitamins. For the six months ended June 30, 1999, $2.6 million was provided by a related party payment to Vitamins.com, which was partially offset by $1.4 million for the purchase of a domain name and property and equipment.

In an effort to realize efficiencies from acquisitions, reduce expenses, preserve our cash, and improve operational efficiencies, we have eliminated over 50 positions since January 2000. In addition, in August 2000, we amended our agreement with AltaVista, an internet portal, to issue 300,000 shares of our common stock in exchange for the termination of all our payment obligations under the amended agreement dated May 15, 2000. Our relationship with Alta Vista will formally terminate on September 15, 2000.

Our capital requirements depend on numerous factors, including our ability to integrate our acquired technology and the technology that we will acquire on the closing of our acquisition of DrugEmporium.com and improve our transaction processing and fulfillment systems and our website infrastructure without substantial additional capital expenditures. We have no material commitments for capital expenditures at present, and we do not anticipate entering into any new capital commitments in the foreseeable future.

We have experienced substantial increases in expenditures since inception, consistent with growth in operations and personnel, both internally and through multiple acquisitions. However, we are not targeting significant growth in our cost structure in the future. We currently expect to use our existing cash balances to fund operating losses, costs associated with integrating acquisitions and website development. Additionally, we are continuing to evaluate possible acquisitions or investments in complementary businesses, technologies, services or products. We currently believe that our available cash, cash equivalents and revenues generated from operations will be sufficient to meet our anticipated needs for the next twelve months, provided that we are able to restructure some partnership arrangements and achieve our targeted efficiencies and cost reductions from recent and pending acquisitions. We may need additional cash sooner than currently anticipated and/or may need to raise additional capital in order to fund unanticipated revenue shortfalls, excess expenses or additional acquisitions of businesses or technologies, to develop new or enhanced services or products, to enter into significant partnerships or to respond to competitive pressures.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter, and in June 2000, issued SAB 101B to defer for an additional two quarters, the effective date implementing of SAB No. 101, with earlier application encouraged. We are required to adopt SAB 101 in the fourth quarter of fiscal 2000. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We believe that the impact of FIN 44 has not and not have a material effect on our financial position or results of operations.

Factors That May Affect Future Results and Market Price of Stock.

You should carefully consider the following risk factors, in addition to the other information in this report. We believe the following risks and uncertainties are material to our business and our industry.

We only launched our HealthCentral.com website in November 1998, our Vitamins.com website in March 1999 and our HealthCentralRx.com website in September 1999, and thus have a limited operating history.

We have a limited operating history and are subject to the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as the Internet healthcare market. These challenges include our ability to:

 . attract and retain a large audience of users to our HealthCentral.com network;

 . compete effectively against better-established Internet health companies, such as drugstore.com, planetRx, drkoop.com,
    VitaminShoppe.com, MotherNature.com, Healtheon/WebMD, DiscoveryHealth.com, AllHealth.com, IntelliHealth.com, MedicaLogic/medscape.com and OnHealth.com;

 . gain advertising and sponsorship revenue from vendors of health-related products and services;

 . implement a successful e-Commerce strategy through our HealthCentralRx.com and Vitamins.com subsidiaries;

 . create and maintain successful strategic alliances with provider groups, content providers and other third parties;

 .  develop and expand our enterprise web services business;

 .  develop and upgrade our technology; and

 .  attract, retain and motivate qualified personnel.

We had an accumulated deficit of $120 million at June 30, 2000, and we may never become profitable.

We expect our operating expenses to substantially exceed revenues for the foreseeable future, and we may never become profitable. Since our inception, we have had limited revenues and have incurred net losses in each year. While we are unable to predict accurately our future operating expenses, these expenses could increase, as we, among other things:

 . make payments to both our existing and future business partners to gain advertising revenue, traffic or otherwise expand our HealthCentral.com network;

 .  promote our HealthCentral and Vitamins.com brands;

 . develop or acquire health-related content, technologies or other complementary businesses;

 .  hire additional employees;

 .  develop and expand our systems infrastructure and support functions; and

 .  offer product promotions.

A failure to build our brand names quickly and significantly will result in lower than expected revenues.

If we do not gain significant brand recognition quickly, we may lose the opportunity to build a critical mass of customers and our business may fail. Some of our competitors, such as, drugstore.com, planetRx, drkoop.com, VitaminShoppe.com, MotherNature.com, Healtheon/WebMD, IntelliHealth.com, MedicaLogic/medscape.com, OnHealth.com and DiscoveryHealth.com have stronger name recognition than do we. The increasing competition in our markets makes building a brand more expensive and difficult than it otherwise would be. To increase brand recognition, we may need to offer product promotions and discounts, and to increase substantially our sales and marketing efforts, our third party alliances, and our content, product and service offerings, all of which are expensive.

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

In response to a verbal request by the FTC, in February 2000, we voluntarily met with the staff of the FTC and discussed privacy policies and practices. We provided information regarding our privacy policy to the FTC in response to a more formal request from the FTC after our meeting. The FTC may have follow-up questions for us regarding these issues. There can be no assurance that either we, any other ehealth company or the ehealth industry in general will not become either a target of or a witness in, a formal FTC investigation or state agency or private party claim regarding privacy issues, any of which could be expensive and time-consuming, could divert the attention of senior management from our core business and could harm our business.

Dr. Dean Edell provides us with unique content and credibility, and any failure by Dr. Edell to participate in our business could result in reduced site traffic and revenues.

Dr. Dean Edell provides us with unique content for, and drives traffic to, our HealthCentral.com network. Dr. Edell is not contractually obligated to provide content or drive traffic to our network, and he is not compensated for such activity. If Dr. Edell ceased providing us with content or ceased mentioning our HealthCentral.com network on his television and radio shows, we would have to find a replacement for this unique content or an alternative means of driving traffic to our site, both of which would be difficult and expensive to do.

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

Over 15,000 healthcare websites compete with us for users, advertisers, content and product providers, institutional clientele and other sources of online revenue. We compete with other dedicated healthcare information websites, such as Healtheon/WebMD, drkoop.com, DiscoveryHealth.com, AllHealth.com, InteliHealth, Medscape.com and OnHealth.com. In addition, we compete with:

 . traditional brick-and-mortar drug stores, including drug store chains, supermarkets, mass market retailers, nutraceutical stores and independent drug stores, many of whom have begun or have announced their intention to offer online services,

 .  other online drug stores, such as drugstore.com and planetRx,

 . other online dietary supplement stores, such as MotherNature.com and VitaminShoppe.com,

 . pharmacy benefit managers, or PBMs, that direct sales of pharmaceuticals, and

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

The intense competition in the online drug store business has resulted in price discounting and difficulty in building customer loyalty. We believe that we may face a significant competitive challenge from our online competitors forming alliances with brick and mortar drug stores, HMOs, PBMs or other competitors, which could both strengthen our competitors and/or preclude us from entering into similar relationships with their partners. For instance, Merck/Medco has recently entered into an alliance with CVS.com; drugstore.com has formed an alliance with RiteAid, and planetRx has formed an alliance with Express Scripts, Inc. Increased competition in the online drug store business has resulted in, and could continue to result in, price reductions, fewer customer orders, reduced margins and loss of, or failure to build, market share.

In the market for enterprise web services, we compete mainly with payors' and providers' internal systems development teams, with local web development companies, and with other consumer-oriented websites that are selling applications to institutions, such as drkoop.com and Healtheon/WebMD. We also compete with drugstore.com and planetRx in the sale of e-Commerce solutions to healthcare institutions. Healthcare participants may determine that our tools and website development and maintenance services are inferior to those of our competitors, that our product mix is inappropriate for their needs, or that it would be better for them to independently develop and manage their own websites.

We need to generate substantial revenues from our e-Commerce business for healthcare products, this market is unproven, and we have limited experience in it.

The healthcare e-Commerce market is unproven.

Our rate of revenue growth could be significantly less than that of online merchants in other industries because the online market for pharmaceutical and other health products is in its infancy and is highly fragmented and intensely competitive. This market is significantly less developed than the online market for books, music, software, toys, auctions and a number of other consumer products. Even if Internet usage and electronic commerce continues to increase, the rate of growth, if any, of the online pharmacy and health products market could be significantly less than the online market for other products.

Consumers may reject the concept of an online drug or vitamin store in favor of a brick-and-mortar drug store.

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

 . longer delivery times for Internet orders, delays in responses to customer inquiries and/or difficulties in returning products as compared to brick-and-mortar drug stores;

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

Our Vitamins.com website was launched in March 1999 and our HealthCentralRx.com website was launched in September 1999, and thus we have limited experience to date in the sale of healthcare products and services online. We may need to expand the breadth and depth of our product offerings, which could be both expensive and time-consuming. In addition, our rate of revenue growth could be less than that of other online merchants in the healthcare e-Commerce market, many of whom have longer operating histories, greater name recognition and otherwise enjoy competitive advantages.

Some of our major contractual relationships have been terminated or are in the process of being terminated or renegotiated, which could result in disruption of our business and/or payment obligations.

Our agreement with Bergen Brunswig relating to the fulfillment of orders placed on our HealthCentralRx.com website for non-prescription medication and health and beauty products was terminated effective August 8, 2000 after continuing disputes between Bergen Brunswig and us had not been resolved and after both parties had issued notices of breach. We may be subject to significant costs and other liabilities as a result of the termination of this contract.

In August 1999, HealthCentralRx.com entered into an agreement with America Online regarding HealthCentralRx.com's tenancy on America Online's HealthOnline Pharmacy Channel. Both we and America Online have claimed material breach of the agreement by the other party, and we gave notice to America Online that, effective June 2000, we were terminating the agreement. The status of the business relationship and dispute is currently inactive; however, until the issue has been finalized it is possible that we may have to make substantial cash payments or incur liabilities to America Online in connection with this matter.

In addition, we are in the process of renegotiating certain other major contractual relationships, and may renegotiate certain additional contracts, any of which could disrupt our business and/or cause us to incur additional costs or make additional payments.

We are currently dependent on Medi-Mail and DrugEmporium, Inc. for fulfillment of our HealthCentral.Rx orders and access to pharmacy benefit managers.

We are party to an agreement with Medi-Mail, relating to the fulfillment of orders placed on our HealthCentralRx.com website for healthcare products which require a prescription and access to the PlusCare Provider Network of pharmacy benefit managers, or PBMs.

Medi-Mail is currently our exclusive third-party provider of certain pharmacy-related services. Any failure by Medi-Mail to supply sufficient quantities and types of products in a timely manner could result in customer dissatisfaction and harm our e-Commerce business. Because we are currently in a dispute with Bergen Brunswig, Medi-Mail's parent company, we face the risk of that dispute impacting our relationship with Medi-Mail. In addition, our agreement with Medi-Mail expires in August 2002, and it may not be renewed on favorable terms, or at all. If for any reason we could not renew this agreement, enter into similar contractual arrangements with a licensed pharmacy, or become a licensed pharmacy ourselves, we could not operate our on-line pharmacy business. If the intended benefits are not realized from our relationship with Medi-Mail, customer perceptions, revenues and our ability to execute our e-Commerce strategy may be jeopardized.

Medi-Mail may be subject to restrictions in the agreements with its individual PBMs that are unknown to us. In addition, these contracts are typically subject to periodic renewal, and thus we are subject to the risk of these contracts not being renewed at all, or being renewed on terms that are favorable to us. Many PBMs are in the early stages of evaluating the impact of the Internet and online pharmacies on their businesses. Thus, PBMs may determine in the future to move business away from Medi-Mail for a variety of reasons, including competitive reasons. As a result of these contractual and business uncertainties, our revenue may be less than currently expected. In addition, under our Medi-Mail agreement we bear the ultimate credit risk of collecting from both the consumers and payors. Finally, Medi-Mail may enter into additional agreements with other online pharmacy companies and grant them access rights to these PBMs, which could diminish any competitive advantage we may have.

In addition, on August 8, 2000, we entered into an Internet Services Agreement with Drug Emporium, Inc., under which Drug Emporium, Inc. has agreed to operate a website through which our customers can place non-prescription medication and health and beauty product orders and to provide customer service and fulfillment services related to those orders. This agreement will terminate upon the closing of our asset acquisition agreement with DrugEmporium, Inc., which we expect to occur by the end of August 2000, at which time we expect to acquire access to the facilities, inventory, licenses and distribution capabilities necessary for us to manage fulfillment of these product orders internally. Prior to entering into the Internet Services Agreement with DrugEmporium, Bergen Brunswig had provided fulfillment services for non-prescription medication and health and beauty products. This agreement has been terminated. Disruption in order fulfillment services may result due to the transition complexities related to the transfer of fulfillment services from Bergen Brunswig to DrugEmporium, Inc., and any failure by Drug Emporium, Inc. to supply sufficient quantities and types of products in a timely manner could result in customer dissatisfaction and could significantly harm our e-Commerce business. In addition, if for any reason the Internet Services Agreement is terminated prior to the closing of our acquisition agreement with DrugEmporium, Inc., and if we are unable to enter into similar contractual arrangements, our non-prescription medication and heath and beauty e-Commerce business would be inoperable.

Upon the closing of our asset acquisition with DrugEmporium, Inc., we will own fulfillment capabilities for e-Commerce product orders, and we have limited experience in providing these services.

Upon the closing of our asset acquisition with DrugEmporium, Inc., we will acquire access to the facilities, inventory, licenses and distribution capabilities necessary for us to manage fulfillment of our e-Commerce product orders internally. To date, we have relied upon third parties to manage most of our product fulfillment responsibilities and therefore have limited experience in providing these services. Disruption in order fulfillment services may result in our inability to supply sufficient quantities and types of products in a timely manner, which could result in customer dissatisfaction and could significantly harm our e-Commerce business.

Because we need to make substantial cash outlays, we may need to raise additional capital in the future and may not be able to raise it on acceptable terms, or at all.

As of June 30, 2000, we had cash and cash equivalents of $41.7 million. We currently expect to be able to meet our anticipated cash needs for the next twelve months out of existing cash and cash equivalents and revenues from operations, provided that we are able to restructure some partnership arrangements and achieve our targeted efficiencies and cost reductions from recent and pending acquisitions. We may enter into additional business relationships that require us to make additional cash payments.

We expect to continue to spend substantial amounts of capital to finance our operations and distribution efforts, and these expenditures may increase due to, among other things,

 . delays or costs arising from engineering design changes and technological and other risks relating to the integration of Vitamins.com and DrugEmporium.com, upon the closing of that pending acquisition;

 . additional acquisitions by HealthCentral.com and the integration of these acquisitions;

 . customer acquisition costs resulting from heightened competition in the e-health marketplace; and

 . our inability to restructure some of our partnership arrangements or achieve our targeted efficiencies and cost reductions from recent and pending acquisitions

The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any debt securities issued could have rights senior to holders of common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

Any errors in filling or packaging the prescription drugs for our customers may expose us to liability and negative publicity.

Pharmacy errors relating to prescriptions, dosage and other aspects of the medication dispensing process could produce liability for us. Pharmacists are required by law to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information they deem important. This counseling is expected to be accomplished by telephone access to pharmacists, but also in part through inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present. We also post product information on our HealthCentralRx.com, RxList.com and Vitamins.com websites, which creates additional potential for claims to be made against us. Our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

Prescription orders are currently filled by mail order through Medi-Mail. We have limited control over Medi-Mail, and they may make errors. In addition, we may be exposed to liability if we are held responsible for pharmacy errors. Pharmacy errors may produce significant adverse publicity either for us or the entire online pharmacy industry. The amount of negative publicity that we or the online pharmacy industry may receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by traditional pharmacies making similar mistakes. We believe that any negative publicity could erode consumer trust and result in an immediate reduction in product purchases.

We may be sued by consumers as a result of the health-related products we sell through HealthCentralRx.com and Vitamins.com.

Consumers may sue us if any of our products or services that are sold through our website are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties. Liability claims could require us to spend significant time and money in litigation or to pay significant damages and could seriously damage our reputation.

Extensive and changing government regulation of the healthcare, dietary supplements and pharmacy industries is expensive to comply with and exposes us to the risk of substantial government penalties.

Numerous state and federal laws regulate our health business covering areas such as:

 . storage, transmission and disclosure of medical information and healthcare records;

 .  the practice of medicine and other healing arts professions;

 . the sale of controlled products such as pharmaceuticals, dietary supplements and other healthcare products;

 . prohibitions against the offer, payment or receipt of remuneration to induce referrals to and from entities providing healthcare services or goods;

 . dispensing and delivering prescription, over-the-counter drugs and other medical products;

 .  advertising drugs, cosmetics, dietary supplements; and

 .  state insurance regulations.

Further, because the Internet health business is novel, federal and state agencies may apply laws and regulations to us in unanticipated ways, and may produce new legislation regulating our business, which could increase our costs or reduce or eliminate certain of our activities or our revenues.

In order to attract and retain users to our HealthCentral.com network, we need to continue to provide unique content, which is expensive and difficult to obtain.

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

We have entered into agreements with third parties such as Microsoft and Yahoo! to provide them with content in exchange for either impressions or traffic. Many of our current agreements are, or possible future agreements may be, short-term, non-exclusive or may be terminated at the convenience of either party. We may be unable to develop and maintain these relationships and generate sufficient traffic and revenues from them. In addition, these third parties may never achieve market acceptance themselves.

We have experienced systems interruptions and capacity constraints on the HealthCentral.com network, which can result in adverse publicity, revenue losses and erosion of customer trust.

We have experienced significant system interruptions in the performance or our HealthCentralRx.com online drug store. We are in the process of upgrading the e-Commerce software platform. To the extent we do not effectively address the scalability and performance of our e-Commerce software platform, our e-Commerce business could suffer. In addition, if our proposed acquisition of assets from DrugEmporium, Inc. is consummated, we will need to further integrate our operations and provide product fulfillment services internally, which may require us to upgrade our software and other technology. Any continued or additional systems problems in the HealthCentral.com network, including our HealthCentralRx.com online drug store and our Vitamins.com online vitamin store, such as system disruptions, slower system response times, and degradation in customer service levels, could result in negative publicity, cause our users to use our competitor's services, and reduce our revenues. Additionally, if we fail to meet the website performance standards in our contracts with our institutional clients, they may terminate their agreements, require refunds or fail to renew contracts with us, any of which could decrease our institutional revenues.

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

We depend on our relationship with DoubleClick to generate advertising revenues, and DoubleClick can terminate this relationship on short notice.

A portion of our revenues consists of the sale of advertising, all of which is currently derived through our relationship with DoubleClick, an online advertising sales agency. DoubleClick is our exclusive representative for advertising sold on our HealthCentral.com website; however, DoubleClick can enter into advertising sales contracts with our competitors, and either party can terminate the contract on 90 days notice. We have no control over DoubleClick's sales efforts, and if it fails to sell advertising in accordance with our expectations, our revenues would likewise be lower.

Our business model relies on developing and hosting websites for institutional clients in the healthcare industry; this institutional market is new and unproven and the institutions may not accept our Internet solutions.

We expect to derive a portion of our revenues from license and development fees related to the designing, hosting and maintenance of private label content and e-Commerce websites for our institutional clients. To date, the healthcare industry has resisted adopting new information technology solutions. Healthcare payors and providers may determine that our solutions are too costly to implement or unnecessary to manage their relationships with consumers. As a result, we may have to spend significantly to improve our product offerings or make them more cost-effective. In addition, in the face of increasing competition, we may be forced to price our services such that we make little or no profit on them. Moreover, these healthcare industry participants may be unwilling to allow sensitive information to be stored in our databases.

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

Health-related companies, which comprise our advertising and sponsorship target market, face special problems with regard to Internet advertising. Historically, these companies have marketed their products through physicians and pharmacologists, and thus direct-to-consumer marketing, whether on the Internet or in traditional media, is relatively new and unproven. In addition, advertising and product claims of companies marketing or selling drugs and cosmetics, including over-the-counter drugs and dietary supplements, are subject to regulation and enforcement by the FDA, FTC and similar state agencies. Therefore, our advertising and sponsorship target market may not allocate significant portions of their marketing budgets to the HealthCentral.com network or elsewhere on the Internet, and we may not meet our revenue targets as a result.

Our quarterly operating results are subject to significant fluctuations, and our stock price may decline if we do not meet quarterly expectations of investors and analysts.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

 . shifts in user traffic levels on HealthCentral.com, RxList.com, HealthCentralRx.com and Vitamins.com and associated costs;

 . shifts in the rate at which visitors to our HealthCentralRx.com and Vitamins.com websites convert into customers;

 .  demand for our products and mix of products sold;

 .  shifts in the nature and amount of publicity about us or our competitors;

 .  changes in our pricing policies or the pricing policies of our competitors;

 . changes in the frequency and size of repeat purchases by customers of our online drug store, retail stores and online vitamin store;

 . shifts in our ability, and that of our fulfillment partners to ensure sufficient product supply;

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

We have experienced and are currently experiencing a period of significant growth in our business, which has placed, and will continue to place, a significant strain on our resources. In addition, we have reduced our headcount by approximately 50 positions since January 2000. As we continue to rationalize our cost-structure, we will need to improve our efficiency, which we may not be able to accomplish. Any failure to successfully manage our growth and increase our efficiency could distract management attention and result in our failure to execute on our business plan. As a result of the acquisition of our online vitamins store, Vitamins.com, we need to assimilate the operations of Vitamins.com into our operations. In addition, on the closing of our acquisition of the Drug Emporium online drug store, we will need to integrate those operations as well. In order to manage this growth effectively, we will need to implement new transaction-processing, operational, reporting, and financial systems, expand and train our employee base, and maintain close coordination among our technical, finance, marketing, sales and editorial staffs. Our integration and operational efforts are complicated by the fact that Vitamins.com operates in the Washington DC area and the DrugEmporium.com operations, which we will acquire upon the closing of our asset acquisition of DrugEmporium.com, will be based in Kentucky. Thus, we have to manage an enterprise operating over a wide geographical area. We will need to expend significant amounts of our time and financial resources if we consolidate these operations and otherwise restructure these operations to achieve efficiencies from these acquisitions, which may distract management and further strain our technology and staffing resources. We also need to devote significant resources to website and content development, strategic relationships, technology infrastructure and operational infrastructure.

Our management team is new, and we need these individuals to work together effectively to manage our growth.

Virtually our entire management team is relatively new and have been working together for a relatively short period of time. Our future success depends on the successful integration of this management team and their ability to work together effectively. Also, we need to successfully integrate Vitamins.com and DrugEmporium employees into our existing team.

In order to execute our business plan we must attract, retain and motivate highly skilled employees, and we face significant competition from other Internet, healthcare and new media companies in doing so.

If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed. Competition for personnel throughout the Internet and healthcare industries is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Recent layoffs within our company may make it harder to attract and retain key employees.

Lengthy sales cycles for our private label websites for healthcare institutions could adversely affect our revenue growth.

We expect that the sales process for our institutional e-commerce and web site development business will be lengthy and will involve a significant business and technical evaluation and possible commitment of capital and other resources by our customers. The sales of our solutions are subject to delays due to our customers' internal budgets and procedures for approving capital expenditures and deploying new technologies within their networks.

If we are unable to acquire the necessary web domain names, our brands and reputation could be damaged, and we could lose customers.

The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not acquire or maintain our existing domain names in all of the countries in which we conduct business.

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

We may not achieve the expected benefits of the acquisition of Vitamins.com, or upon the closing of our pending acquisition, DrugEmporium.com, and their integration may result in a disruption to our business or the distraction of our management and employees.

We may not be able to successfully assimilate the Vitamins.com operations or accomplish the execution of our e-Commerce business plan. The integration of Vitamins.com into our business may strain our existing technology and operations systems as we continue to assimilate Vitamins.com into our existing operations. In addition, Vitamins.com personnel may decide not to continue working for us. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses.

Our merger with Vitamins.com could adversely affect our combined financial results or the market price of our common stock. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected. In addition, if we do not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, the market price of our common stock may decline.

In addition, we will face similar risks, including the integration of facilities, systems, technology, and fulfillment operations, with regard to the integration of the operations of DrugEmporium.com upon the closing of that pending asset acquisition.

We may be exposed to liabilities that are not covered by the indemnification available under the Vitamins.com merger agreement, which may harm our results of operation and financial condition.

Upon consummation of our Vitamins.com merger, we assumed all the liabilities of Vitamins.com. In addition, it is possible that liabilities may arise in the future which we did not discover or anticipate. To the extent these liabilities are inconsistent with representations and warranties made in the merger agreement, we may have a claim for indemnification against the former stockholders of Vitamins.com. The merger agreement provides that 10% of the HealthCentral.com common stock to be issued in the merger will be placed in an escrow account and held for a period equal to the lesser of twelve months after the effective time or within two business days after the escrow holder receives written notification that we have issued our first independent audit report showing the combined results of operations of HealthCentral and Vitamins.com to cover any indemnification claims. The escrow amount will be our sole recourse for indemnification claims other than in the case of fraud. However, Vitamins.com's liabilities, both at the time of and arising after the consummation of the merger, may exceed our expectations and the escrow amount may be insufficient to cover these liabilities. If total liabilities for which indemnification is available exceed the escrow amount, or if liabilities arise after the escrow period, we will suffer financial losses, which may harm our business, results of operation and financial condition.

Any future acquisitions of companies or technologies may result in disruptions to our business and/or the distraction of our management.

To date, we have completed acquisitions of four companies, Windom Health, HealthCentralRx.com, RxList.com and

Vitamins.com, as well as the license of the Dr. Dean Edell eyewear brand. In addition, our proposed acquisition of Drug Emporium's online drug store is currently pending. We may acquire or make investments in other complementary businesses and technologies in the future. We may not be able to identify other future suitable acquisition or investment candidates, and even if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. If we do acquire or invest in other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In our proposed acquisition of Drug Emporium's online drug store business and in any future acquisitions, we will likely face the same integration risks as discussed in these risk factors with respect to the integration of the business of Vitamins.com and additional risks, including but not limited to:

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

The healthcare and Internet industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our content, technology, products and services may not be able to sustain any third party claims or rights against their use. Some of the information in our HealthCentralRx.com, Vitamins.com and RxList.com databases regarding dietary supplements, drug descriptions, clinical pharmacology, indications and usage, warnings and the like is copied from information contained in package inserts, which accompany the particular drug. We have not obtained licenses to reproduce this information from the various pharmaceutical companies. Although we have not received a copyright claim to date, we could face potential copyright infringement claims in this regard. Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our core business.

As a publisher of online content, we may have liability for information we provide on, or which is accessed from, the HealthCentral.com network.

Because users of our network and the websites of our institutional licensees access health-related information, including information regarding possible adverse reactions or side effects from medications or a particular medical condition they may have, or may distribute our content to others, third parties may sue us for various causes of action based on the nature and content of materials that we publish. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought successfully against online services in the past. Others could also sue us for the content and services that are accessible from our network through links to other websites or through content and materials that may be posted by our users in chat rooms or bulletin boards, none of which we edit.

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

Our executive officers and directors and their respective affiliates own approximately 41% of our outstanding common stock, based on shares outstanding as of June 30, 2000. Accordingly, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting power could have the effect of delaying or preventing a change in control that other stockholders view as favorable.

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

Future sales of shares by existing stockholders could affect our stock price

     Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which our common stock price is already volatile and in which the daily trading volume of shares of our common stock has historically been low. Such sales also might make it more difficult for us to sell equity-related securities in the future at a time and price that we deem appropriate, or at all.

     We have 45,127,839 outstanding shares of common stock, based upon shares outstanding as of June 30, 2000 and assuming no exercise of options or warrants. Of these shares, approximately 7.6 million shares are freely tradable in the public market without restriction under the Securities Act, unless the shares are held by "affiliates" of HealthCentral.com, as that term is defined in rule 144 under the Securities Act. The approximately 37.5 million remaining shares outstanding are "restricted securities" within the meaning of Rule 144. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration promulgated under the Securities Act. Of these 37.5 million shares, approximately 4.5 million will become eligible for sale at various times through the beginning of October 2000, and approximately 10.5 million will become eligible over a period beginning in October and lasting until mid-December 2000, subject to restrictions with respect to the amount of shares that may be sold by any one person, the manner in which such shares may be sold, notice and public information limitations. The remaining 22,432,801 shares, all of which were acquired by stockholders in connection with our acquisition of Vitamins.com in June 2000, will not be eligible for re-sale under rule 144 until June 2001. However, we have agreed to register these shares for sale on the public market as early as January 2001. In addition, approximately 7.4 million shares of our common stock issuable upon the exercise of options held by employees and consultants or available for grant them have been registered and may generally be sold upon exercise of these options.


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

Management has broad discretion over how our available cash is being used.

Our officers and directors have broad discretion with respect to the use of our available cash. We currently expect to use our existing cash balances to fund operating losses, costs associated with integrating acquisitions and website development. In addition, we are continuing to evaluate possible acquisitions or investments in complementary businesses. Some shares in our initial public offering may have been offered in violation of the Securities Act of 1933, which could give purchasers of these shares the right to seek refunds or damages.

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

We may be subject to labor union disputes.

L&H Vitamins, Inc., a Vitamins.com company, is a party along with Local 804 International Brotherhood of Teamsters Chauffeurs, Warehousemen and Helpers of America, to a collective bargaining agreement, effective February 16, 1999 through February 15, 2002. Although L&H Vitamins has never experienced a labor disturbance, we may become subject to future labor disputes.


Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk. We did not have any foreign currency hedging or other derivative financial instruments as of June 30, 2000.

We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk. We have no long-term debt.



PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not currently a party to any material legal proceedings. However, from time to time, we may become subject to lawsuits, arbitration proceedings, and claims. Any material legal proceedings may distract our management and cause us to incur substantial expenses, including but not limited to legal fees, settlement and/or liability payments. Thus, they could cause substantial harm to our business and financial position.

Item 2.    Changes in Securities and Use of Proceeds.

On December 7, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-88019) was declared effective by the Securities and Exchange Commission, pursuant to which 7,500,000 shares of our common stock were offered and sold on December 7, 1999 for our account, generating net proceeds of approximately $74.6 million.

We have used $32.9 million of the net offering proceeds through June 30, 2000, of which $7.8 million was used for the acquisition of businesses, $21.5 million was used for the funding of working capital and operating losses and $3.6 million was used for capital expenditures. Other than $2.8 million paid for the purchase of the Dr. Dean Edell Eyewear license, $1.4 million of which was paid to Dr. Edell, a director, none of these payments represented direct or indirect payments to our directors, officers or other affiliates. The remaining initial public offering proceeds have been invested in short-term, investment grade, interest bearing securities.


Item 3.   Defaults Upon Senior Securities.               Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of stockholders held on June 16, 2000,

1. The following individuals were elected to the Board of Directors, with terms expiring in 2003:

                                        Affirmative                Negative                   Votes
                                           Votes                     Votes                   Withheld
                                       -------------             ------------              ----------
Annette Campbell-White                 15,633,147                538,882                   35,318
Robin Wolaner                          15,633,147                538,882                   35,318

The following proposals were approved at the Company's Annual Meeting:

                                                                       Affirmative           Negative            Votes
                                                                          Votes               Votes             Withheld
                                                                     --------------      --------------        ----------
2.  Approve the merger of HCC acquisition Corp., a wholly              10,833,780          577,862               26,625
    owned subsidiary of HealthCentral, with and into
    Vitamins.com, Inc. and the issuance of shares pursuant to
    the Agreement and Plan of Reorganization and Merger.
3.  Ratify the appointment of PricewaterhouseCoopers LLP                16,163,580          22,265                21,502
    as independent auditors for the fiscal year ending December
    31, 2000.

In connection with the approval of Item 2 above, Robert Haft and Sage Givens were appointed as directors with terms expiring in 2003.

Immediately upon approval of Items 1 and 2 above, the directors of HealthCentral.com consisted of the following individuals:

 . Sheryle J. Bolton
 . Annette Campbell-White
 . Dean S. Edell
 . Sage Givens
 . Albert L. Greene
 . Robert M. Haft
 . James J. Hornthal
 . Michael D. McDonald
 . Wesley D. Sterman
 . Robin Wolaner

In July 2000, Annette Campbell-White resigned as a member of our Board of Directors.

Item 5.  Other Information. Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             10.10++ Employment Agreement between the Company and Albert Greene, dated August 16, 1999, as amended June 2000.

             10.31 Employment Agreement between the Comapny and Robert M. Haft, dated March 15, 2000 and effective as of June 16, 2000.

             27.1    Financial Data Schedule

++ Supercedes previously filed exhibit.

         (b) Reports on Form 8-K:

A current report on Form 8-K was filed with the Securities and Exchange Commission by HealthCentral.com on June 19, 2000 to report the consummation of the merger with Vitamins.com.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HEALTHCENTRAL.COM

                               By:  /s/ C. Fred Toney
                                    --- -------------

                                    C. Fred Toney
                                    Executive Vice President and Chief
                                    Financial Officer

Date:  August 14, 2000

                                 EXHIBIT INDEX
                                 -------------
Number   Description
------   -----------

10.10++ Employment Agreement between the company and Albert Greene, dated August 16, 1999, as amended June 2000.

10.31 Employment Agreement between the company and Robert M. Haft, dated March 15, 2000 and effective as of June 16, 2000.

27.1     Financial Data Schedule.

++Supercedes previously filed exhibit.