Form 10-Q
period 2000-09-30
HEALTHCENTRAL COM
filed 2000-11-14
CIK 1095016

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                               Yes [X]   No [_]

As of October 31, 2000, there were 45,592,369 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements.                                               3

    Item 2. Management's Discussion and Analysis of Financial Condition        12
            and Results of Operations.

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.        29

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings.                                                 29

    Item 2. Changes in Securities and Use of Proceeds.                         29

    Item 3. Defaults Upon Senior Securities.                                   29

    Item 4. Submission of Matters to a Vote of Security Holders.               29

    Item 5. Other Information.                                                 30

    Item 6. Exhibits and Reports on Form 8-K.                                  30

SIGNATURES                                                                     31

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

                               HealthCentral.com
                     Condensed Consolidated Balance Sheets

                                                                                  September 30,      December 31,
                                                                                       2000              1999
                                                                                 ----------------  -----------------
                                                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $    26,989,747   $     83,690,072
   Accounts receivable, net of allowance for doubtful accounts of
     $77,044 and $64,609,  respectively                                                2,733,297          1,149,020
   Other receivables                                                                      53,725            620,583
   Prepaid expenses and other current assets                                           1,444,116          4,051,766
   Inventory                                                                           8,886,384          5,464,633
                                                                                 ---------------   ----------------
     Total current assets                                                             40,107,269         94,976,074
Property and equipment, net                                                           11,877,493          6,253,153
Other assets                                                                             712,821          1,535,799
Intangible assets, net                                                                43,558,933         46,072,969
                                                                                 ---------------   ----------------
     Total assets
                                                                                 $    96,256,516   $    148,837,995
                                                                                 ===============   ================

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $    14,055,640   $      8,360,133
   Accrued expenses                                                                    5,837,457          2,321,608
   Deferred revenue and other current liabilities                                        590,634            431,535
   Current portion of obligations under capital leases                                 3,527,552            326,058
   Note payable                                                                                -          2,540,784
                                                                                 ---------------   ----------------
     Total current liabilities                                                        24,011,283         13,980,118
Deferred rent                                                                            214,683            171,727
Obligations under capital leases                                                       1,890,952            621,097
                                                                                 ---------------   ----------------
     Total  liabilities                                                               26,116,918         14,772,942
                                                                                 ---------------   ----------------

Mandatorily redeemable convertible preferred stock, $.001 par value, 0 and
  19,220,935 shares authorized at September 30, 2000 and December 31,
  1999, respectively, 0 and 17,411,710 issued and outstanding at September
  30, 2000 and December 31, 1999, respectively                                                 -         36,565,397
                                                                                 ---------------   ----------------

Commitments and contingencies (Note 7)

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,875,000 shares authorized at
     September 30, 2000 and December 31, 1999, 480,000 and 0 issued and
     outstanding at September 30, 2000 and December 31, 1999, respectively             7,274,880                  -
   Common stock, $0.001 par value, 100,000,000 authorized, 45,581,453 and
     27,602,336 shares issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively                                                      45,397             27,417
   Additional paid-in capital                                                        205,472,618        169,646,821
   Note receivable from stockholder                                                     (465,457)          (465,457)
   Deferred stock compensation                                                        (2,056,786)        (5,005,965)
   Accumulated deficit                                                              (140,131,054)       (66,703,160)
                                                                                 ---------------   ----------------
     Total stockholders' equity                                                       70,139,598         97,499,656
                                                                                 ---------------   ----------------

     Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity
                                                                                 $    96,256,516   $    148,837,995
                                                                                 ===============   ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               HealthCentral.com
                Condensed Consolidated Statement of Operations
                                  (unaudited)

                                                         Three months ended September 30,   Nine months ended September 30,
                                                                2000            1999              2000            1999
                                                           -------------    ------------     -------------    ------------
Revenues:
     e-Commerce and other product sales                    $  10,270,240    $  4,926,930     $  30,262,692    $  8,821,945
     Advertising, content and other                              799,687         362,100         2,189,173         488,646
                                                           -------------    ------------     -------------    ------------
          Total revenues                                      11,069,927       5,289,030        32,451,865       9,310,591
                                                           -------------    ------------     -------------    ------------

Operating and other expenses:
     Cost of e-Commerce and other product sales                7,464,770       2,842,350        22,613,658       5,251,874
     Content and product development                           2,450,399       1,254,048         8,527,251       1,750,246
     Sales and marketing                                       8,332,795       6,528,809        47,791,946       9,503,294
     General and administrative                                2,406,521       1,425,796         7,639,692       2,233,354
     Amortization of intangible assets                         3,782,699         519,017        10,881,946         519,017
     Stock compensation                                          358,380       3,227,866         1,476,207       5,436,925
     Acquired in-process technology                                    -         554,901                 -         554,901
     Acquisition and contract termination costs                6,796,029               -         9,258,375               -
                                                           -------------    ------------     -------------    ------------
          Total operating and other expenses                  31,591,593      16,352,787       108,189,075      25,249,611
                                                           -------------    ------------     -------------    ------------
Loss from operations                                         (20,521,666)    (11,063,757)      (75,737,210)    (15,939,020)
Other expense, net                                                     -         (23,212)          (19,923)        (23,212)
Interest income, net                                             538,325         175,414         2,329,239         222,683
                                                           -------------    ------------     -------------    ------------
Net loss                                                     (19,983,341)    (10,911,555)      (73,427,894)    (15,739,549)
Preferred stock dividend                                               -     (22,275,542)                -     (22,275,542)
                                                           -------------    ------------     -------------    ------------
Net loss attributable to common stockholders               $ (19,983,341)   $(33,187,097)    $ (73,427,894)   $(38,015,091)
                                                           =============    ============     =============    ============

Basic and diluted net loss per share
     attributable to common stockholders                   $       (0.44)   $      (3.19)    $       (2.14)   $      (4.17)
                                                           =============    ============     =============    ============

Shares used in computing basic and
     diluted net loss per share attributable
     to common stockholders                                   45,232,674      10,388,195        34,368,315       9,108,152
                                                           =============    ============     =============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               HealthCentral.com
                Condensed Consolidated Statement of Cash Flows
                                  (unaudited)

                                                                                      Nine months ended September 30,
                                                                                          2000               1999
                                                                                     --------------     --------------
    Cash flows from operating activities:
    Net loss                                                                        $   (73,427,894)   $   (15,739,549)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
          Stock compensation expense                                                      1,476,207          5,436,925
          Amortization of prepaid contracts                                                 946,295            275,927
          Stock issued for termination of contracts                                         937,500                  -
          Write-off of intangible asset and website development costs                     5,119,890                  -
          Loss on disposal of property and equipment                                         19,923             23,211
          Depreciation and amortization expense                                          12,475,729            860,370
          Acquired in-process research and
             development                                                                          -            554,901
          Changes in assets and liabilities:
             Accounts and other receivables                                              (1,744,416)          (121,222)
             Prepaid expenses and other assets                                            2,079,628         (2,342,927)
             Inventory                                                                   (1,164,151)        (1,370,353)
             Accounts payable                                                             4,159,090          1,570,901
             Accrued expenses                                                             3,418,571          2,089,091
             Deferred revenue and other liabilities                                         166,443            (19,262)
                                                                                     --------------     --------------
                 Net cash used in operating activities                                  (45,537,185)        (8,781,987)
                                                                                     --------------     --------------

    Cash flows from investing activities:
    Purchase of property and equipment                                                   (5,950,412)        (1,349,862)
    Proceeds from sale of property and equipment                                             21,121              1,625
    Cash paid in connection with acquisitions, net of
       cash received                                                                     (3,258,217)        (6,030,931)
    Cash paid for domain name                                                                     -           (290,583)
    Payments from (to) related party                                                     (2,157,398)         2,307,099
                                                                                     --------------     --------------
                  Net cash used in investing activities                                 (11,344,906)        (5,362,652)
                                                                                     --------------     --------------

    Cash flows from financing activities:
    Proceeds from issuance of convertible preferred
       stock                                                                                      -         41,581,649
    Payments on capital leases                                                             (222,780)          (107,925)
    Proceeds from the issuance of common stock                                              404,546             15,500
    Proceeds from issuance of notes payable                                                       -          1,500,000
                                                                                     --------------     --------------
                  Net cash provided by financing activities                                 181,766         42,989,224
                                                                                     --------------     --------------

    Net increase (decrease) in cash and cash equivalents                                (56,700,325)        28,844,585

    Cash and cash equivalents at beginning of period                                     83,690,072          4,102,047
                                                                                     --------------     --------------
    Cash and cash equivalents at end of period                                       $   26,989,747     $   32,946,632
                                                                                     ==============     ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

    Supplemental disclosures of non-cash investing
    and financing activities:
       Deferred stock compensation                                                   $  (1,344,348)      $   9,943,618
       Warrants and options issued in connection with agreements                            12,878           1,909,840
       Cancellation of warrants issued in connection with agreements                       (57,177)                  -
       Common stock purchased with notes receivable                                              -             459,526
       Issuance of stock in connection with acquisitions                                 7,274,880          16,811,514
       Forgiveness of note from stockholder                                                      -          (1,175,780)
       Assets acquired under capital leases                                                 35,612              12,644
       Remeasurement of stock warrants issued for agreements                               586,245                   -
       Preferred stock dividend                                                                  -          22,275,542
       Conversion of note payable to preferred stock                                             -           1,500,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               HEALTHCENTRAL.COM

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Description of Business

HealthCentral.com sells health-related products to consumers and provides original, up-to-date and personalized online healthcare information through the HealthCentral.com network of websites which includes HealthCentral.com, HealthCentralRx.com, Vitamins.com, RxList.com and DrugEmporium.com and through the Vitamins.com catalog and retail stores. In addition, through the HealthCentral.com Enterprise Web Services, we enable healthcare institutions to provide healthcare information and products to their patients and consumers.

Through our HealthCentral.com network, we derive revenues from the online sale of health and beauty-aid products, pharmaceuticals, and nutraceuticals. We also derive revenues from the sale of reading glasses and nutraceuticals through our catalog and retail stores and from the sale of advertisements. Through HealthCentral.com Enterprise Web Services, we derive revenues from annual license fees for applications, content, hosting and maintenance services, as well as from development fees for content and e-Commerce websites. We operate in three business segments.

Note 2    Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting of the retroactive restatement of all periods presented to reflect our merger with Vitamins.com in June 2000, which was accounted for as a pooling of interests (see Notes,) and normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

Revenue Recognition

e-Commerce and other product sales are recognized for over-the-counter health and beauty aid products and dietary supplements, net of discounts, when products are shipped to customers. Net sales include outbound shipping and handling fees charged to customers. Prior to September 2000, we recognized commission revenue for the use of our website related to sales made by Medi-Mail for prescription drugs. However, our acquisition of DrugEmporium.com has enabled us to sell and ship prescription drugs directly to the consumer. Accordingly, beginning in September 2000, we began to recognize gross sales from the sale of pharmaceutical products. Revenue also includes the wholesale revenue from the sale of "Dr. Dean Edell Eyewear" brand eyeglasses to our brick-and-mortar distribution partner. All revenues are recognized net of allowances for product returns, promotional discounts and coupons at the time the products are shipped to the customer. We are responsible for all refunds relating to all sales where a customer is not satisfied with the products received. We provide an estimated allowance for such returns in the period of sale. We also retain the credit risk for all sales.

Advertising revenues are recognized in the period the advertising impressions are delivered to customers. We use an outside vendor to solicit customers to use our advertising services, to serve the ads to our website and to bill and collect for these services. This outside vendor provides monthly reports indicating the impressions delivered, the amounts billed for our advertising services and the related administrative fee. We recognize advertising revenues, as reported by the outside vendor, net of this administrative fee, as we bear no collection risk for the gross amount of the advertising fees. Our advertising contracts do not guarantee a minimum number of impressions to be delivered. We also enter into sponsorship agreements and provide customers with enhanced promotional opportunities and co-branded web pages.

Content and other revenues are derived from contracts with healthcare providers, health product resellers, and third party organizations and principally consist of license fees for website development applications, consulting fees from custom website development and hosting, and maintenance fees related to the websites' maintenance. We recognize software license revenue under Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials. Deferred revenues represent the amount of cash received or services performed and billed prior to revenue recognition.

Inventory

Inventory, which consists primarily of finished goods, is valued at the lower of cost or market, with cost determined using the weighted-average method.

Reclassifications

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs." This consensus indicates that amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller. Accordingly, we have decided to reclassify our shipping and fulfillments costs to sales and marketing expense from cost of e-Commerce and other product sales as we believe this to be a preferred presentation, which is consistent with the treatment of such costs by our competitors. This treatment is now reflected in the accompanying unaudited condensed consolidated financial statements for all periods presented. As a result of the reclassification, sales and marketing expense increased $1.1 million and $4.1 million for the three and nine months ended September 30, 2000, respectively, and increased $256,000 for both the three and nine months ended September 30, 1999, while cost of e-Commerce and other product sales decreased by $1.1 million, $4.1 million and $256,000 for the same periods.

Note 3    Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000 the SEC issued SAB No. 101A to defer for one quarter, and in June 2000 issued SAB No. 101B to defer for an additional two quarters, the effective date of implementing SAB No. 101, with earlier application encouraged. We are required to adopt SAB No. 101 in the fourth quarter of fiscal 2000. We do not expect the adoption of SAB No. 101 to have a material effect on our financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 has not and will not have a material effect on our financial position or results of operations.

Note 4    Net Loss Per Share

We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin No. 98. Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

                                                                 September 30,
                                                             2000           1999
                                                             ----           ----
         Series A convertible preferred stock             2,400,000       1,012,500
         Series B convertible preferred stock                     -       4,038,455
         Convertible preferred stock warrants                     -         666,373
         Convertible common stock warrants                   12,249               -
         Outstanding common stock options                 4,341,664       2,203,920
         Common shares subject to repurchase                182,295         312,500
                                                          ---------       ---------

                  Total                                   6,936,208       8,233,748
                                                          =========       =========

Note 5     Acquisitions

Dr. Dean Edell Eyewear

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

Vitamins.com

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

Our total revenue and net loss excluding Vitamins.com for the first six months of 2000 were $3.9 million and $41.1 million, respectively, as compared to $127,000 and $2.0 million, respectively, for the first six months of 1999. Our total revenue and net loss excluding Vitamins.com for the three months ended June 30, 2000 were $2.6 million and $17.9 million, respectively, as compared to $99,000 and $1.4 million, respectively, for the three months ended June 30, 2000

DrugEmporium.com

On September 14, 2000, we consummated an asset purchase agreement with DrugEmporium, Inc. and its online drugstore subsidiary, DrugEmporium.com. Under the terms of the asset purchase agreement, we acquired substantially all of the assets and assumed some liabilities, primarily trade payables and hardware/software leases, of DrugEmporium.com in exchange for the issuance of shares of our non-voting preferred stock, which does not carry a liquidation preference and which is convertible into 2,400,000 shares of common stock. DrugEmporium, Inc. also has an opportunity to receive additional shares of our convertible preferred stock, which do not carry a liquidation preference, if certain revenue targets are met. In connection with this acquisition, we also entered into a 10-year services agreement with DrugEmporium, Inc., under which we receive in-store promotional and advertising support and access to DrugEmporium Inc.'s electronic purchasing system and in-store order pickup capabilities at certain DrugEmporium, Inc. retail stores. In consideration of DrugEmporium, Inc.'s services, we will pay DrugEmporium, Inc. a fee of 2% of the retail price net of any fees for shipping and handling.

This transaction was recorded using the purchase method of accounting. The preliminary allocation of the aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition was based on the estimated fair values as determined by management. The purchase price allocation is summarized below:

            Goodwill..................................    $  887,647
            Identifiable assets.......................     1,939,549
            Contracts.................................     1,700,000
            Customer list.............................     1,100,000
            Tradename.................................       870,000
            Acquired workforce........................     1,300,000

                                                          ----------
                     Total purchase price.............    $7,797,196
                                                          ==========

The total purchase price of $7.8 million consisted of 480,000 shares of preferred stock, convertible into 2.4 million shares of common stock, valued at $7,274,880 based upon the fair market value of our common stock of $3.0312 per share on the date the asset purchase agreement was signed. The purchase price also included transaction costs of $522,316. Goodwill and other intangibles are being amortized on a straight-line basis over the estimated period of benefit of three to four years.

The following unaudited pro forma financial information presents the consolidated results as if the acquisition had occurred at the beginning of each period, and includes adjustments for amortization of intangibles. This pro forma financial information is not intended to be indicative of future results. Unaudited pro forma consolidated results of operations are as follows:

                                                              Nine Months Ended September 30,
                                                                2000                 1999
                                                                ----                 ----
         Total revenue                                      $   35,641,521       $   9,310,591
         Net loss attributable to common stockholders       $ (104,288,026)      $ (38,845,353)
         Basic and diluted net loss per share
           Attributable to common stockholders              $        (3.03)      $       (4.26)

Note 6    Segment Information

Based on the criteria established by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," we now report in three principal business segments as a result of our merger with Vitamins.com. Our three segments are e-Commerce and other product sales, retail store sales and advertising, content and other. e-Commerce and other product sales consist of online and catalog sales of health-related products, and all sales of Dr. Dean Edell Eyewear both online and through retail pharmacies. Retail store sales include sales of health-related products through our brick-and-mortar vitamin stores. Advertising, content and other revenues primarily include amounts derived from delivering advertising impressions to companies and from providing website development and related services to healthcare providers and other commercial organizations. We do not allocate any operating costs to our business segments as management does not produce such information to measure the performance of segments.

Revenues by business segment are as follows:

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                          ----------------------------   --------------------------
Segment:                                       2000           1999             2000         1999
                                               ----           ----             ----         ----
     e-Commerce and other product sales    $ 8,474,339     $2,725,215      $24,566,455   $2,747,896
     Retail store sales                      1,795,901      2,201,715        5,696,237    6,074,049
     Advertising, content and other            799,687        362,100        2,189,173      488,646
                                           -----------     ----------      -----------   ----------
          Total revenue                    $11,069,927     $5,289,030      $32,451,865   $9,310,591
                                           ===========     ==========      ===========   ==========

Note 7    Commitments and Contingencies

In August 1999, HealthCentralRx.com entered into an agreement with America Online regarding HealthCentralRx.com's tenancy on America Online's HealthOnline Pharmacy Channel. Both we and America Online have claimed material breach of the agreement by the other party, and we gave notice to America Online that, effective June 2000, we were terminating the agreement. The business relationship and the dispute are both currently inactive.

Note 8    Contracts

In August 2000, we terminated our contract with Bergen Brunswig. An expense of $99,000 was incurred in association with the termination of this contract.

In August 2000, we also amended our agreement with AltaVista, an internet portal, to issue 300,000 shares of our common stock, valued at $937,500 to AltaVista in exchange for the termination of all our payment obligations under the amended agreement dated May 15, 2000. Our relationship with AltaVista was formally terminated on September 15, 2000.

Note 9    Subsequent Events

On October 23, 2000, we entered into an asset purchase agreement with more.com, Inc. and Comfort Living, Inc. Under the terms of the asset purchase agreement, we acquired all of the assets and properties and assumed certain liabilities associated with more.com's Comfort Living subsidiary, including its website, inventory and a leased 18,000 square foot warehouse and distribution center in Gaithersburg, Maryland. We also acquired all of more.com's trademarks, trade names, websites, customer lists, and an affiliate agreement with PharMor.com and Phar-Mor, Inc., in exchange for the issuance of 5,002,525 shares of our common stock. The total purchase price approximates $6.2 million, including transaction costs. We expect to account for the acquisition using the purchase method of accounting.

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

Overview

HealthCentral.com is a leading provider of online healthcare e-Commerce and content to consumers through our network of websites which includes HealthCentral.com, HealthCentralRx.com, Vitamins.com, RxList.com and DrugEmporium.com and through our Vitamins.com catalog and retail stores. In addition, we provide website development to hospitals, hospital groups and healthcare organizations though our Enterprise Web Services. HealthCentral.com offers more than 25,000 SKU's of health, beauty and personal care products and provides user-friendly interactive tools, customized health information pages, personalized health risk assessments and topical newsletters.

In August 1999, HealthCentralRx.com entered into an agreement with America Online regarding HealthCentralRx.com's tenancy on America Online's HealthOnline Pharmacy Channel. Both we and America Online have claimed material breach of the agreement by the other party, and we gave notice to America Online that, effective June 2000, we were terminating the agreement. The business relationship and the dispute are currently inactive, however, until the issue has been finalized it is possible that we may have to make substantial cash payments or incur other liabilities to America Online in connection with this matter.

In August 2000, we terminated our contract with Bergen Brunswig. An expense $99,000 was incurred in association with the termination of this contract. We also amended our agreement with AltaVista, an internet portal, to issue 300,000 shares of our common stock, valued at $937,500, to AltaVista in exchange for the termination of all our payment obligations under the amended agreement dated May 15, 2000. Our relationship with AltaVista was formally terminated on September 15, 2000.

On September 14, 2000, we consummated an asset purchase agreement with DrugEmporium, Inc. and its online drugstore subsidiary, DrugEmporium.com. Under the terms of the asset purchase agreement, we acquired substantially all of the assets and assumed some liabilities, primarily trade payables and hardware/software leases, of DrugEmporium.com in exchange for the issuance of shares of our non-voting preferred stock, which does not carry a liquidation preference and which is convertible into 2,400,000 shares of common stock. DrugEmporium, Inc. also has an opportunity to receive additional shares of our convertible preferred stock, which do not carry a liquidation preference, if certain revenue targets are met. In connection with this acquisition, we also entered into a 10-year services agreement with DrugEmporium, Inc., under which we receive in-store promotional and advertising support and access to DrugEmporium Inc.'s electronic purchasing system and in-store order pickup capabilities at certain DrugEmporium, Inc. retail stores. The total purchase price of $7.8 million consisted of 480,000 shares of preferred stock, convertible into 2.4 million shares of common stock, valued at $7,274,880 based upon the fair market value of our common stock of $3.0312 per share on the date the asset purchase agreement was signed. The purchase price also included transaction costs of $522,316. Goodwill and other intangibles are being amortized on a straight-line basis over the estimated period of benefit of three to four years.

On October 23, 2000, we entered into an asset purchase agreement with more.com, Inc. and Comfort Living, Inc. Under the terms of the asset purchase agreement, we acquired all of the assets and properties and certain liabilities associated with more.com's Comfort Living subsidiary, including its website, inventory and a leased 18,000 square foot warehouse and distribution center in Gaithersburg, Maryland. We also acquired all of more.com's trademarks, trade names, websites, customer lists, and an affiliate agreement with PharMor.com and Phar-Mor, Inc., in exchange for the issuance of 5,002,525 shares of our common stock. The total purchase price approximates $6.2 million, including transaction costs.

e-Commerce and other product sales are recognized for over-the-counter health and beauty aid products and dietary supplements, net of discounts, when products are shipped to customers. Net sales include outbound shipping and handling fees charged to customers. Prior to September 2000, we recognized commission revenue for the use of our website related to sales made by Medi-Mail for prescription drugs. However, our acquisition of DrugEmporium.com has enabled us to sell and ship prescription drugs directly to the consumer. Accordingly, beginning in September 2000, we began to recognize gross sales from the sale of pharmaceutical products. Revenue also includes the wholesale revenue from the sales of the "Dr. Dean Edell Eyewear" brand eyeglasses to our brick-and-mortar distribution partner. All revenues are recognized net of allowances for product returns, promotional discounts and coupons at the time the products are shipped to the customer. We are responsible for all refunds relating to all sales where a customer is not satisfied with the products received. We provide an estimated allowance for such returns in the period of sale. We also retain the credit risk for all sales.

Advertising revenues are recognized in the period the advertising impressions are delivered to customers. We use an outside vendor to solicit customers to use our advertising services, to serve the ads to our website and to bill and collect for these services. This outside vendor provides monthly reports indicating the impressions delivered, the amounts billed for our advertising services and the related administrative fee. We recognize advertising revenues, as reported by the outside vendor, net of this administrative fee, as we bear no collection risk for the gross amount of the advertising fees. Our advertising contracts do not guarantee a minimum number of impressions to be delivered. We also enter into sponsorship agreements and provide customers with enhanced promotional opportunities and co-branded web pages.

Content and other revenues are derived from contracts with healthcare providers, health product resellers, and third party organizations and principally consist of license fees for website development applications, consulting fees from custom website development, and hosting and maintenance fees related to the websites' maintenance. We recognize software license revenue under Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials. Deferred revenues represent the amount of cash received or services performed and billed prior to revenue recognition.

On October 24, 2000, we announced total intangible assets of $48.2 million and accrued expenses of $10.5 million as of September 30, 2000. In connection with filing this quarterly report on Form 10-Q, we have revised the intangible assets and accrued expenses to $43.6 million and $5.8 million, respectively. These amounts were revised to reflect a change in the valuation of certain assets and liabilities associated with the DrugEmporium.com acquisition. As a result of this revision, total intangible assets changed from $48.2 million to $43.6 million, total current liabilities changed from $28.7 million to $24.0 million, total liabilities changed from $30.8 million to $26.1 million and total assets as well as total liabilities and stockholders' equity changed from $100.9 million to $96.3 million. All other information in our press release dated October 24, 2000 remains unchanged. These revisions had no impact on our previously reported revenues, net loss, cash flows or balance sheets for any period.

We incurred a net loss of approximately $20.0 million and $73.4 million for the three and nine months ended September 30, 2000, respectively, compared to $33.2 million and $38.0 million for the three months and nine months ended September 30, 1999, respectively. We anticipate incurring additional operating losses for the foreseeable future.

Results of Operations

Three Months and Nine Months Ended September 30, 2000 and 1999

e-Commerce and other product sales. e-Commerce and other product sales increased to $8.5 million and $24.6 million for the three and nine months ended September 30, 2000, respectively, compared to $2.7 million for both the three and nine months ended September 30, 1999, representing an increase of 211% and 794% for the three and nine months ended September 30, 2000, respectively. Substantially all of the growth in e-Commerce and other product sales over the same periods last year was the result of increased catalog and e-Commerce sales, an increased customer base, repeat purchases from existing customers and new product offerings. Revenues are expected to increase through 2001 as we continue to grow our e-Commerce and retail customer base and our affiliate relationships, as well as focus our marketing efforts on our existing customer base. However, in the future, the level of our sales will depend upon a number of factors including the frequency of customer purchases, the quantity and mix of products sold and the price we charge for our products.

Retail store sales. Retail store sales consist of brick-and-mortar sales of healthcare and related over-the-counter products and were $1.8 million and $5.7 million for the three and nine months ended September 30, 2000, respectively, compared to $2.2 million and $6.1 million for the three and nine months ended September 30, 1999, respectively. Retail store revenues decreased 18% and 6% for the three and nine months ended September 30, 2000, respectively, from the comparable periods in 1999. While product mix and margins remained relatively constant, volumes were lower, when compared to the same periods in 1999, due to a shift in the focus to internet and catalog sales. We anticipate retail store sales to remain at their current levels for the foreseeable future.

Advertising, content and other revenues. Advertising, content and other revenues were $800,000 and $2.2 million for the three and nine months ended September 30, 2000, respectively, compared to $362,000 and $489,000 for the three and nine months ended September 30, 1999, respectively. Advertising, content and other revenues increased 121% and 348% for the three and nine months ended September 30, 2000, respectively, from the comparable periods in 1999. This increase was primarily due to increased revenues from sponsorships and advertisements on our websites of $564,000 and an increase in content revenue of $1.1 million. We expect our vendor sponsorship revenues to increase through 2001 as we focus on providing vendors with opportunities in which to communicate their marketing messages to customers.

Cost of e-Commerce and other product sales. Cost of e-Commerce and other product sales consist of the cost of products sold to customers, certain promotion costs, and inbound shipping charges. Cost of e-Commerce and other product sales was $7.5 million and $22.6 million for the three and nine months ended September 30, 2000, respectively, compared to $2.8 million and $5.3 million for the three and nine months ended September 30, 1999, respectively. Cost of e-Commerce and other product sales increased 163% and 331% for the three and nine months ended September 30, 2000, respectively, from the comparable periods in 1999. These increases were attributable to an increase in costs of products, inbound shipping and promotion costs associated with new customer acquisitions. In the third quarter of 2000, we reclassified outbound shipping and fulfillments costs from cost of e-Commerce and other product sales to sales and marketing expense in order to better conform with industry practice as permitted by the Emerging Issues Task Force Issue 00-10, "Accounting For Shipping and Handling Revenues and Costs." This treatment is now reflected in the unaudited condensed consolidated financial statements for all periods presented. If we had not made this change, cost of e-Commerce and other product sales would have increased by an additional $1.1 million and $4.1 million for the three and nine months ended September 30, 2000, respectively, and increased an additional $256,000 for both the three and nine months ended September 30, 1999. We expect that our cost of e-Commerce and product sales will continue to fluctuate ratably with changes in e-Commerce and product sales.

Content and product development. Content and product development expenses consist primarily of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure and cost of acquired content. Product development costs are generally expensed as incurred, except for costs relating to the development of internal-use software, which are capitalized and depreciated over their estimated useful lives. Content and product development costs were $2.5 million and $8.5 million for the three and nine months ended September 30, 2000, respectively, compared to $1.3 million and $1.8 million for the three and nine months ended September 30, 1999, respectively. Content and product development costs increased 95% and 387% for the three and nine months ended September 30, 2000, respectively, from the comparable periods in 1999. The increase for the nine months ended September 30, 2000 was primarily attributable to $5.9 million in increased staffing and associated costs related to enhancing and maintaining our websites. We expect content and product development expenses to stabilize in the fourth quarter 2000, and continuing into 2001.

Sales and marketing. Sales and marketing expenses consist primarily of advertising and certain promotional expenditures, payroll and related expenses for personnel engaged in marketing and customer service activities, outbound shipping charges and certain fulfillment costs. Fulfillment costs include the external fulfillment fee charged by our third party fulfillment partner and the internal cost of operating and staffing the distribution center. Sales and marketing expenses were $8.3 million and $47.8 million for the three and nine months ended September 30, 2000, respectively, compared to $6.5 million and $9.5 million for the three and nine months ended September 30, 1999, respectively. Sales and marketing expenses increased 28% and 403% for the three and nine months ended September 30, 2000, respectively, from the comparable periods in 1999. The increase for the nine months ended September 30, 2000 was primarily attributable to $10.6 million in related expenses to America Online, AltaVista and $16.0 million in other online and offline advertising expenses incurred to increase awareness of our HealthCentral brands and $5.5 million for salary and staff expenses. In the third quarter of 2000, outbound shipping and fulfillments costs were reclassified to sales and marketing (from costs of e-Commerce and other product sales) to reflect the classification allowed by the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs." This reclassification is now reflected in the unaudited condensed consolidated financial statements for all periods presented. If we had not made this change, sales and marketing expense would have been decreased by an additional $1.1 million and $4.1 million for the three and nine months ended September 30, 2000, respectively, and decreased an additional $256,000 for both the three and nine months ended September 30, 1999. In the short term, we expect sales and marketing expenses to increase slightly due to seasonality and the addition of certain more.com, Inc. and Comfort Living assets, then stabilize in 2001.

General and administrative. General and administrative expenses consist of payroll and related expenses for finance, human resources, business development, investor relations, executive and administrative personnel, as well as professional services and other general corporate expenses. General and administrative expenses were $2.4 million and $7.6 million for the three and nine months ended September 30, 2000, respectively, compared to $1.4 million and $2.2 million for the three and nine months ended September 30, 1999, respectively, representing an increase of 69% and 242% for the three and nine months ended September 30, 2000, respectively, from the comparable periods in 1999. The increase for the nine months ended September 30, 2000 was primarily attributable to an increase of $3.6 million in personnel related costs and $715,000 in professional services related to our operations as a public company. As we continue to realize operational efficiencies, general and administrative expenses are expected to stabilize through 2001.

Amortization of intangible assets. Amortization of intangible assets relates to the amortization of intellectual property related to domain names and intangible assets resulting from acquisitions. Amortization of intangibles was $3.8 million and $10.9 million for the three and nine months ended September 30, 2000, respectively, compared to approximately $519,000 for both the three and nine months ended September 30, 1999, which represents an increase of 629% and 1997%, respectively. We anticipate our amortization expense to increase due to the recent acquisitions of certain assets of DrugEmporium.com, more.com, Inc. and Comfort Living, Inc.

Stock compensation. Stock compensation expense was approximately $358,000 and $1.5 million for the three and nine months ended September 30, 2000, respectively, compared to $3.2 million and $5.4 million for the three and nine months ended September 30, 1999, respectively. Deferred stock compensation is amortized over the respective vesting periods of the outstanding options, which is generally four years. Stock compensation expense decreased 89% and 73% for the three and nine months ended September 30, 2000, respectively, from comparable periods in 1999 as a result of a decrease in the number of employees and a decrease in the market valuation of our stock.

Acquisition and contract termination costs. Acquisition and contract termination costs were $6.8 million and $9.3 million for the three and nine months ended September 30, 2000, respectively. We had no acquisition costs or contract termination costs during 1999. Acquisition costs for the three months ended September 30, 2000 were primarily attributable to the write-off of $4.5 million in website development costs as a result of the DrugEmporium.com asset acquisition. The contract termination costs for this same period included $1.6 million related to the termination of the Alta Vista contract, which includes the issuance of 300,000 shares of our common stock valued at $937,500 in exchange for the termination of all of our payment obligations; $603,000 related to the termination of the America Online contract; and $99,000 associated with the termination of the Bergen Brunswig contract. The acquisition costs for the nine month period also included $2.5 million for the Vitamins.com merger, which consisted of legal and professional fees, financial advisory fees, regulatory filing fees and integration costs. We expect additional transaction and other cash costs in association with the acquisition of more.com, Inc. and Comfort Living, Inc.

Interest income, net. Net interest income consists of earnings on our cash and cash equivalents offset by interest on capital lease obligations. Net interest income was approximately $538,000 and $2.3 million for the three and nine months ended September 30, 2000, respectively, compared to $175,000 and $223,000 for the three and nine months ended September 30, 1999, respectively. The increase for the nine months ended September 30, 2000 was due to higher interest-bearing asset balances in 2000.

Preferred stock dividend. In August 1999, we sold 4,038,455 shares of Series B convertible preferred stock at $5.20 per share, for total cash proceeds of approximately $21 million. The difference between the sales price and the deemed value per share of the common stock on the transaction date resulted in a beneficial conversion feature in the amount of $11.4 million. The beneficial conversion feature has been reflected as a preferred stock dividend in the statement of operations in the year ended December 31, 1999. The remaining $10.9 million was due to a recapitalization of Vitamins.com in August 1999 as a result of converting the company from a LLC to a C corporation. All share and per share amounts have been restated to reflect these events.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through our initial public offering, the sale of preferred stock and the issuance of notes payable. As of September 30, 2000, we had $27 million in cash and cash equivalents. Net cash provided by financing activities for the nine months ended September 30, 2000 was $182,000 as a result of proceeds from the issuance of common stock of $405,000, partially offset by capital lease payments of $223,000.

Net cash used in operating activities was $45.5 million and $8.8 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities in the nine months ended September 30, 2000 was comprised primarily of a $73.4 million net loss offset by $12.5 million in depreciation and amortization of fixed and intangible assets, $946,000 million in amortization of prepaid contracts, $938,000 for stock issued for termination of contracts, $5.1 million in write-offs of intangible assets and website development costs, and $1.5 million in non-cash stock compensation expense. The increase in the use of cash was primarily attributable to the large net loss.

Net cash used in investing activities was $11.3 million and $5.4 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. The increase was attributable to $6.0 million for the purchase of property and equipment, $3.3 for acquisitions and $2.1 million for payments made to related parties, which consisted of $1.4 million for the purchase of the Dr. Dean Edell Eyewear license and $1.3 million for the note payable associated with the acquisition of RxList.com, partially offset by the receipt of approximately $550,000 related to a reduction in the final purchase price of L&H Vitamins.

Our capital requirements depend on numerous factors, including our ability to integrate our acquired technology from the acquisition of certain assets of DrugEmporium.com, more.com, Inc. and Comfort Living, Inc. and improve our transaction processing and fulfillment systems and our website infrastructure without substantial additional capital expenditures. We have no material commitments for capital expenditures at present, and we do not anticipate entering into any new capital commitments in the foreseeable future. In an effort to realize efficiencies from acquisitions, reduce expenses, preserve our cash, and improve operational efficiencies, duplicate positions have been eliminated. We will continue to look at gaining efficiencies, which may result in the elimination of additional positions.

We have experienced substantial increases in expenditures since inception, consistent with growth in operations and personnel, both internally and through multiple acquisitions. However, we are not targeting significant growth in our cost structure in the future. We currently expect to use our existing cash balances to fund operating losses and costs associated with integrating acquisitions. We currently believe that our available cash, cash equivalents and revenues generated from operations will be sufficient to meet our anticipated needs through approximately the first half of 2001, provided that we achieve our targeted revenues efficiencies and cost reductions and restructure certain partnerships and other creditor relationsips.


Any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may need additional cash sooner than currently anticipated and/or may need to raise additional capital by obtaining a line of credit from a lender, selling additional equity or selling debt securities in order to fund unanticipated revenue shortfalls, excess expenses or additional acquisitions of businesses or technologies, to develop new or enhanced services or products, to enter into significant partnerships or to respond to competitive pressures. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter, and in June 2000, issued SAB No. 101B to defer for an additional two quarters, the effective date implementing of SAB No. 101, with earlier application encouraged. We are required to adopt SAB No. 101 in the fourth quarter of fiscal 2000. We do not expect the adoption of SAB No. 101 to have a material effect on our financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We believe that the impact of FIN 44 has not and does not have a material effect on our financial position or results of operations.

Factors That May Affect Future Results and Market Price of Stock.

You should carefully consider the following risk factors, in addition to the other information in this report. We believe the following risks and uncertainties are material to our business and our industry.

WE LAUNCHED OUR HEALTHCENTRAL.COM WEBSITE IN NOVEMBER 1998, OUR VITAMINS.COM WEBSITE IN MARCH 1999, AND OUR HEALTHCENTRALRX.COM WEBSITE IN SEPTEMBER 1999 AND WE ACQUIRED ASSETS OF DRUGEMPORIUM.COM IN SEPTEMBER 2000, AND ENTERED INTO AN AGREEMENT TO ACQUIRE ASSETS OF MORE.COM, INC. AND COMFORT LIVING, INC. IN OCTOBER 2000, AND WE THUS HAVE A LIMITED OPERATING HISTORY.

We have a limited operating history and are subject to the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as the Internet healthcare market. These challenges include our ability to:

     . attract and retain a large audience of users to our HealthCentral.com network;

     . compete effectively against other established Internet health companies, such as drugstore.com, CVS.com, planetRx and WebMD;

     . gain advertising and sponsorship revenue from vendors of health-related products and services;

     . implement a successful e-Commerce strategy through our websites and through Comfort Living.com upon the closing of the asset acquisition agreement with more.com, Inc. and Comfort Living;

     . create and maintain successful strategic alliances with provider groups, content providers and other third parties;

     .    develop and expand our enterprise web services business;

     .    develop and upgrade our technology;

     .    attract, retain and motivate qualified personnel; and

     .    manage inventory levels and fulfillment operations effectively.

WE HAD AN ACCUMULATED DEFICIT OF $140 MILLION AT SEPTEMBER 30, 2000, AND WE MAY NEVER BECOME PROFITABLE.

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

     .    promote our HealthCentral.com network brands;

     . develop or acquire health-related content, technologies or other complementary businesses;

     .    hire additional employees;

     .    offer product promotions;

     .    develop and expand our systems infrastructure and support functions;
          and

     .    expand product offerings.

Even if we were to achieve profitability, we might not be able to sustain or increase profitability on a quarterly or annual basis.

WE NEED TO GENERATE SUBSTANTIAL REVENUES AND PROFIT FROM OUR E-COMMERCE BUSINESS FOR HEALTHCARE PRODUCTS, THIS MARKET IS UNPROVEN, AND WE HAVE LIMITED EXPERIENCE IN IT.

The healthcare e-Commerce market is unproven, and we have limited experience in the sale of healthcare products and services online. Our rate of revenue growth and profitability could be significantly less than that of other online merchants, including those in other industries, many of which they have longer operating histories and greater name recognition. The online market for pharmaceutical and other health products is in its infancy and is highly fragmented and intensely competitive. This market is significantly less developed than the online market for books, music, software, toys, auctions and a number of other consumer products. Even if Internet usage and electronic commerce continues to increase, the rate of growth and profit margins, if any, of the online pharmacy and health products market could be significantly less than those for the online market for other products.

WE RECENTLY ACQUIRED OUR OWN FULFILLMENT CAPABILITIES FOR E-COMMERCE PRODUCT ORDERS, AND WE HAVE LIMITED EXPERIENCE IN PROVIDING THESE SERVICES.

Through the acquisition of assets of DrugEmporium.com and the proposed acquisition of assets of Comfort Living, Inc., we believe we will have acquired the facilities, inventory, licenses and distribution capabilities necessary for us to manage fulfillment of our e-Commerce product orders internally. To date, we have relied primarily upon third parties to manage most of our product fulfillment responsibilities and therefore have limited experience in providing these services. A failure in the ability to purchase items on favorable terms, obtain sufficient types and quantities of supplies, manage inventory levels effectively, or fill and ship orders on a timely basis could result in customer dissatisfaction and could significantly harm our e-Commerce business. In addition, the distribution facilities are subject to fire, flood, power loss, telecommunications failure, thefts, break-ins, tornadoes and other similar events which could cause interruptions or delays in our business or loss of data, or render us unable to accept and fulfill customer orders.

We also rely on third-party carriers for shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our distribution partners and our carriers' ability to provide product fulfillment and delivery services to meet our distribution and shipping needs. Failure to deliver products to our customers in a timely manner could adversely affect our reputation, brand and business.

A FAILURE TO BUILD OUR BRAND NAMES QUICKLY AND SIGNIFICANTLY WILL RESULT IN LOWER THAN EXPECTED REVENUES.

If we do not gain significant brand recognition quickly, we may lose the opportunity to build a critical mass of customers, and our business may fail. Some of our competitors, such as drugstore.com, CVS.com, planetRx, drkoop.com, WebMD and medscape.com, have stronger name recognition than do we. The increasing competition in our markets makes building a brand more expensive and difficult than it otherwise would be. To increase brand recognition, we may need to offer product promotions and discounts, and to increase substantially our sales and marketing efforts, our third party alliances, and our content, product and service offerings, all of which are expensive.

LENGTHY SALES CYCLES FOR OUR PRIVATE LABEL WEBSITES FOR HEALTHCARE INSTITUTIONS COULD ADVERSELY AFFECT OUR REVENUE GROWTH.

The sales process for our institutional e-Commerce and web site development business is lengthy and involves significant business and technical evaluation and possible commitment of capital and other resources by our customers. The sales of our solutions are subject to delays due to our customers' internal budgets and procedures for approving capital expenditures and deploying new technologies within their networks.

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

Because of the interest in the privacy of health related information, we or any other ehealth company or the ehealth industry in general, could become either a target of, or a witness in, a federal or state agency or private party claim regarding privacy issues, any of which could be expensive and time-consuming, could divert the attention of senior management from our core business and could harm our business.

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

WE FACE SUBSTANTIAL COMPETITION FROM BETTER-ESTABLISHED COMPANIES, WHICH COULD RESULT IN OUR FAILURE TO GAIN NEEDED MARKET SHARE.

Over 15,000 healthcare websites compete with us for users, advertisers, content and product providers, institutional clientele and other sources of online revenue. We compete with other dedicated healthcare information websites, such as WebMD, drkoop.com, DiscoveryHealth.com, InteliHealth, and Medscape.com. In addition, we compete with:

     . traditional brick-and-mortar drug stores, including drug store chains, supermarkets, mass market retailers, nutraceutical stores and independent drug stores, many of whom have begun or have announced their intention to offer online services,

     .    other online drug stores, such as drugstore.com, CVS.com and planetRx,

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

The intense competition in the online drug store business has resulted in price discounting and difficulty in building customer loyalty. We believe that we may face a significant competitive challenge from our online competitors forming alliances with brick and mortar drug stores, HMOs, PBMs or other competitors, which could both strengthen our competitors and/or preclude us from entering into similar relationships with their partners. For instance, Merck/Medco has recently entered into an alliance with CVS.com, drugstore.com has formed an alliance with RiteAid, and planetRx has formed an alliance with Express Scripts, Inc. Increased competition in the online drug store business has resulted in, and could continue to result in, price reductions, fewer customer orders, reduced margins and loss of, or failure to build, market share.

In the market for enterprise web services, we compete mainly with payors' and providers' internal systems development teams, with local web development companies, and with other consumer-oriented websites that are selling applications to institutions, such as drkoop.com and WebMD. We also compete with drugstore.com and planetRx in the sale of e-Commerce solutions to healthcare institutions. Healthcare participants may determine that our tools and website development and maintenance services are inferior to those of our competitors, that our product mix is inappropriate for their needs, or that it would be better for them to independently develop and manage their own websites.

CONSUMERS MAY REJECT THE CONCEPT OF AN ONLINE HEALTH PRODUCTS STORE IN FAVOR OF A BRICK-AND-MORTAR STORE.

Historically, many pharmaceutical products have been sold through the personal referral of a physician or pharmacist, and thus there is no established business model for the sale of healthcare products or services over the Internet. Specific factors that could prevent widespread customer acceptance of our online drug and health product stores include:

     . lack of coverage of customer prescriptions by, or additional steps required to obtain reimbursement from, insurance carriers or pharmacy benefit managers;

     . lack of consumer awareness of our online drug and health product stores;

     . longer delivery times for Internet orders, delays in responses to customer inquiries and/or difficulties in returning products as compared to brick-and-mortar stores;

     . shipping charges and problems related to shipping, such as product damage or failure to ship the correct order;

     . lack of face-to-face interaction with a pharmacist or other retail store personnel;

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

In August 1999, HealthCentralRx.com entered into an agreement with America Online regarding HealthCentralRx.com's tenancy on America Online's HealthOnline Pharmacy Channel. Both we and America Online have claimed material breach of the agreement by the other party, and we gave notice to America Online that, effective June 2000, we were terminating the agreement. The business relationship and dispute are currently inactive; however, until the issue has been finalized it is possible that we may have to make substantial cash payments or incur liabilities to America Online in connection with this matter.

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

As of September 30, 2000, we had cash and cash equivalents of $27 million. We currently expect to be able to meet our anticipated cash needs through approximately the first half of 2001 out of existing cash and cash equivalents and revenues from operations, provided that we are able to achieve our targeted revenues, efficiencies and cost reductions and restructure certain partnerships and other creditor relationships. We may enter into additional business relationships that require us to make additional cash payments.

We expect to continue to spend substantial amounts of capital to finance our operations and distribution efforts, and these expenditures may increase due to, among other things,

     . delays or costs arising from engineering design changes, technological and other risks relating to the integration of the acquisitions of DrugEmporium.com assets and the proposed acquisition of more.com, and Comfort Living, Inc. assets;

     . additional acquisitions by HealthCentral.com and the integration of these acquisitions;

     . customer acquisition costs resulting from heightened competition in the e-health marketplace; and

     . our ability to restructure some of our partnership agreements or achieve our targeted efficiencies and cost reductions from recent and pending acquisitions.

Any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will seek to sell additional equity or debt securities, or to obtain credit facilities from lenders. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any debt securities issued could have rights senior to holders of common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

WE FACE UNCERTAINTY RELATED TO PHARMACEUTICAL COSTS AND PRICING, WHICH COULD AFFECT OUR REVENUES AND MARGIN.

Sales of our pharmaceutical products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other organizations. Because these organizations are traditionally focused on reduced cost to employer groups, whereas we are focused more on direct customer service, we must devote time and resources to develop third-party payor confidence in our approach.

Additionally, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payors to contain costs will place downward pressures on gross margins from sales of prescription drugs. Our revenues from prescription drug sales may also be affected by health care reform initiatives of federal and state governments, including proposals designed to significantly reduce spending on Medicare, Medicaid and other government programs, and changes in programs providing for reimbursement for the cost of prescription drugs. Such initiatives could lead to the enactment of federal and state regulations that may adversely impact our prescription drug sales. We cannot be certain that our products or services may not be considered cost effective, and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize adequate profit margins.

ANY ERRORS IN FILLING OR PACKAGING THE PRESCRIPTION DRUGS FOR OUR CUSTOMERS OR DISPENSING PRODUCTS ON OUR WEBSITES MAY EXPOSE US TO LIABILITY AND NEGATIVE PUBLICITY.

Pharmacy errors relating to prescriptions, dosage and other aspects of the medication dispensing process could produce liability for us. Pharmacists are required by law to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information they deem important. This counseling is expected to be accomplished by telephone access to pharmacists, but also in part through inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present. We also post product information on our HealthCentralRx.com, RxList.com, Vitamins.com, DrugEmporium.com websites and on the Comfort Living.com websites, which creates additional potential for claims to be made against us. Our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

Prescription orders are currently filled by our in-house pharmacists and we may be exposed to liability for pharmacy errors. Pharmacy errors may produce significant adverse publicity either for us or the entire online pharmacy industry. The amount of negative publicity that we or the online pharmacy industry may receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by traditional pharmacies making similar mistakes. We believe that any negative publicity could erode consumer trust and result in an immediate reduction in product purchases.

WE MAY BE SUED BY CONSUMERS AS A RESULT OF THE HEALTH-RELATED PRODUCTS WE SELL THROUGH OUR HEALTHCENTRAL.COM NETWORK AND VITAMINS.COM RETAIL STORES.

Consumers may sue us if any of our products or services that are sold through our websites or retail stores are defective, fail to perform properly or injure the user, even if such goods and services are manufactured and provided by unrelated third parties. Liability claims could require us to spend significant time and money in litigation or to pay significant damages and could seriously damage our reputation.

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

IN ORDER TO ATTRACT AND RETAIN USERS TO OUR HEALTHCENTRAL.COM NETWORK, WE NEED TO CONTINUE TO PROVIDE UNIQUE CONTENT, WHICH IS EXPENSIVE AND DIFFICULT TO OBTAIN AND/OR DEVELOP.

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

WE HAVE EXPERIENCED SYSTEMS INTERRUPTIONS AND CAPACITY CONSTRAINTS ON OUR HEALTHCENTRAL.COM NETWORK, WHICH CAN RESULT IN ADVERSE PUBLICITY, REVENUE LOSSES AND EROSION OF CUSTOMER TRUST.

In the past, we have experienced significant system interruptions in the performance or our HealthCentralRx.com online drug store. Any additional system problems in the HealthCentral.com network such as system disruptions, slower system response times, and degradation in customer service levels, could result in negative publicity, cause our users to use our competitor's services, and reduce our revenues. Additionally, if we fail to meet the website performance standards in our contracts with our institutional clients, they may terminate their agreements, require refunds or fail to renew contracts with us, any of which could decrease our institutional revenues.

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

In part because of our limited operating history, it is difficult to accurately forecast our future revenues or results of operations. We have little meaningful historical financial data upon which to base planned operating expenses. Our sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are themselves unpredictable. A variety of factors may cause our annual and quarterly operating results to fluctuate significantly including:

     . shifts in user traffic levels on the HealthCentral.com, RxList.com, HealthCentralRx.com, Vitamins.com, DrugEmporium.com and upon the closing of our proposed acquisition, Comfort Living.com websites and associated costs;

     . fluctuations in the number of visitors to our websites and our ability to convert visitors into customers;

     .    demand for our products and mix of products sold;

     . shifts in the nature and amount of publicity about us or our competitors;

     . changes in our pricing policies or the pricing policies of our competitors;

     . changes in the frequency and size of repeat purchases by customers of our online stores and retail stores;

     .    management of our inventory levels and fulfillment operations;

     . shifts in our ability, and that of our vendors to ensure sufficient product supply;

     . fluctuations in the wholesale prices of the products we sell as well as shipping costs or delivery times;

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

OUR RECENT GROWTH HAS STRAINED OUR EXISTING PERSONNEL AND OTHER RESOURCES, AND ANY FAILURE TO MANAGE THIS GROWTH COULD INCREASE OUR OPERATING COSTS.

We have experienced and are currently experiencing a period of significant growth in our business, which has placed, and will continue to place, a significant strain on our resources. As we continue to rationalize our cost-structure, including possible additional layoffs, we will need to improve our efficiency, which we may not be able to accomplish. Any failure to successfully manage our growth and increase our efficiency could distract management attention and result in our failure to execute on our business plan. As a result of our completed and proposed acquisitions, we need to assimilate the operations of Vitamins.com, DrugEmporium.com, more.com and Comfort Living into our operations. In order to manage this growth effectively, we will need to implement new transaction-processing, operational, reporting, and financial systems, expand and train our employee base, and maintain close coordination among our technical, finance, marketing, sales and editorial staffs. Our integration and operational efforts are complicated by the fact that Vitamins.com operates in the Washington DC area, DrugEmporium.com operations are based in Kentucky and the Compact Living, Inc. operations are out of Maryland. Thus, we have to manage an enterprise operating over a wide geographical area. We will need to expend significant amounts of our time and financial resources as we consolidate these operations and otherwise restructure these operations to achieve efficiencies from these acquisitions, which may distract management and further strain our technology and staffing resources. We also need to devote significant resources to website and content development, strategic relationships, technology infrastructure and operational infrastructure.

OUR MANAGEMENT TEAM IS NEW, AND WE NEED THESE INDIVIDUALS TO WORK TOGETHER EFFECTIVELY TO MANAGE OUR GROWTH.

Virtually our entire management team is relatively new and have been working together for a relatively short period of time. Our future success depends on the successful integration of this management team and their ability to work together effectively. Also, we need to successfully integrate DrugEmporium.com, Comfort Living and more.com employees into our existing team.

IN ORDER TO EXECUTE OUR BUSINESS PLAN WE MUST ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES, AND WE FACE SIGNIFICANT COMPETITION FROM OTHER INTERNET, HEALTHCARE AND NEW MEDIA COMPANIES IN DOING SO.

If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed. Competition for personnel throughout the Internet and healthcare industries is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Recent layoffs within our company may make it harder to attract and retain key employees. Additionally, the loss of any of our key executive officers could have a significant negative impact on our operations.

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

WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF THE ACQUISITION OF VITAMINS.COM, DRUGEMPORIUM.COM, OR UPON THE CLOSING OF OUR PENDING ASSET ACQUISITION, OF MORE.COM AND COMFORT LIVING, AND THEIR INTEGRATION MAY RESULT IN A DISRUPTION TO OUR BUSINESS OR THE DISTRACTION OF OUR MANAGEMENT AND EMPLOYEES.

We may not be able to successfully assimilate the Vitamins.com, DrugEmporium.com, more.com or Comfort Living operations or accomplish the execution of our e-Commerce business plan. The integration of these recent acquisitions into our business may strain our existing technology and operations systems as we continue to assimilate Vitamins.com and DrugEmporium.com into our existing operations and begin integrating and the assets of more.com, Inc. and Comfort Living into our existing operations. In addition, the personnel that we have hired may decide not to continue working for us or otherwise may not integrate successfully with our current staff. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses.

Our merger with Vitamins.com, and our asset acquisition of DrugEmporium.com and our proposed acquisition of more.com, Inc. and Comfort Living assets could adversely affect our combined financial results or the market price of our common stock. If the benefits of the merger or the acquisitions do not exceed the costs associated with the them, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger and acquisitions, our financial results, including earnings per share, could be adversely affected. In addition, if we do not achieve the perceived benefits of the merger or the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, the market price of our common stock may decline.

WE MAY BE EXPOSED TO LIABILITIES THAT ARE NOT COVERED BY THE INDEMNIFICATION AVAILABLE UNDER THE VITAMINS.COM MERGER AGREEMENT, THE DRUGEMPORIUM.COM ASSET PURCHASE AGREEMENT OR THE MORE.COM, INC. AND COMFORT LIVING ASSET PURCHASE AGREEMENT, WHICH MAY HARM OUR RESULTS OF OPERATION AND FINANCIAL CONDITION.

Upon consummation of our merger and asset purchase agreements, we assumed all the liabilities of Vitamins.com, certain accounts payables and liabilities of DrugEmporium.com and if the pending acquisition of certain assets of more.com, Inc. closes, certain liabilities of more.com, Inc. and Comfort Living, Inc. associated with the asset purchase. In addition, it is possible that liabilities may arise in the future which we did not discover or anticipate. To the extent these liabilities are inconsistent with representations and warranties made in the respective agreements, we may have a claim for indemnification against the former stockholders of Vitamins.com, Drug Emporium, Inc. or more.com. The Vitamins.com agreement provides that 10% of the HealthCentral.com common stock to be issued in the merger will be placed in an escrow account and held for a period equal to the lesser of twelve months after the effective time or within two business days after the escrow holder receives written notification that we have issued our first independent audit report showing the combined results of operations of HealthCentral.com and Vitamins.com to cover any indemnification claims. The DrugEmprorium.com and more.com agreements provide that 10% of the HealthCentral.com stock issued or to be issued in the purchase will be placed in an escrow account and held for period of one year. The escrow amount will be our sole recourse for indemnification claims other than in the case of fraud. However, the assumed liabilities, both at the time of and arising after the consummation of the agreements, may exceed our expectations and the escrow amount may be insufficient to cover these liabilities. If total liabilities for which indemnification is available exceed the escrow amount, or if liabilities arise after the escrow period, we will suffer financial losses, which may harm our business, results of operation and financial condition.

ANY FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND/OR THE DISTRACTION OF OUR MANAGEMENT.

To date, we have completed mergers or asset acquisitions of five companies, Enterprise Web Services, HealthCentralRx.com, RxList.com, Vitamins.com, and DrugEmporium.com. In addition, we recently entered into an agreement to acquire certain assets of more.com, Inc. and Comfort Living. We may acquire or make investments in other complementary businesses and technologies in the future. We may not be able to identify other future suitable acquisition or investment candidates, and even if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. If we do acquire or invest in other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction and will likely face integration risks as discussed below including but are not limited to:

     . expenses related to funding the operation, development and/or integration of complementary businesses;

     .    expenses associated with the transactions;

     . additional expenses associated with amortization of acquired intangible assets;

     . the difficulty of maintaining uniform standards, controls, procedures and policies;

     . the impairment of relationships with employees and customers as a result of any integration of new personnel;

     .    the potential unknown liabilities associated with acquired businesses;
          and

     . the issuance of convertible debt or equity securities, which could be dilutive to our existing stockholders.

Our failure to adequately address these issues could harm our business. See also "We may not achieve the expected benefits of the acquisition of Vitamins.com, DrugEmporium.com, or upon the closing of our pending asset acquisition, of more.com and Comfort Living and their integration may result in a disruption to our business or the distraction of our management and employees."

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

WE MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

The healthcare and Internet industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our content, technology, products and services may not be able to sustain any third party claims or rights against their use. Some of the information in our website network databases regarding dietary supplements, drug descriptions, clinical pharmacology, indications and usage, warnings and the like is copied from information contained in package inserts, which accompany the particular drug. We have not obtained licenses to reproduce this information from the various pharmaceutical companies. Although we have not received a copyright claim to date, we could face potential copyright infringement claims in this regard. Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our core business.

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

As of September 30, 2000, our executive officers and directors and their respective affiliates owned approximately 38% of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting power could have the effect of delaying or preventing a change in control that other stockholders view as favorable.

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

We have 45,592,369 outstanding shares of common stock, based upon shares outstanding as of October 31, 2000 and assuming no exercise of options or warrants. Of these shares, approximately 21.2 million shares are either freely tradable in the public market without restriction under the Securities Act, or are otherwise eligible for sale under Rule 144 under the Securities Act, as of October 31, 2000, subject to volume, manner or sale notice and public information restrictions of Rule 144. Of the 24.4 million remaining shares, approximately 1.7 million will become eligible for sale under Rule 144 in December 2000, subject to restrictions with respect to the amount of shares that may be sold by any one person, the manner in which such shares may be sold, notice and public information limitations. Of the remaining 22.7 million shares the 22.4 million shares that were issued to stockholders in connection with our acquisition of Vitamins.com in June 2000, the 22.4 million shares will not be eligible for re-sale under rule 144 until June 2001 and the 300,000 shares issued to Alta Vista in August 2000 will not be eligible for sale under Rule 144 until August 2001. However, we have agreed to register these shares for sale on the public market as early as December 2000. We also issued 480,000 shares of Series A Preferred Stock in connection with our acquisition of assets from Drug Emporium, Inc., which shares are convertible into 2.4 million shares of our common stock. These shares will be eligible for re-sale under Rule 144 in September 2001, although we have agreed to register these shares for re-sale on the public market as early as March 2001. In addition, approximately 7.4 million shares of our common stock issuable upon the exercise of options held by employees and consultants or available for grant to them have been registered and may generally be sold upon exercise of these options.

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

     . establishing advance notice requirements for nominations for election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

     . change of control clauses in the employment agreements with several company officers.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk. We did not have any foreign currency hedging or other derivative financial instruments as of September 30, 2000.

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

Item 2.   Changes in Securities and Use of Proceeds.

On June 16, 2000, in connection with a merger with Vitamins.com, a retailer that provides vitamins, minerals and supplements, related health and wellness products and information to consumers, we issued 22,432,801 shares of our common stock to the shareholders of Vitamins.com. Each share of Vitamins.com stock was exchanged for 0.387 shares of HealthCentral.com common stock and we spent approximately $2.5 million in acquisition and related costs. These shares were issued in reliance on Rule 506 under Regulation D.

On September 14, 2000, we issued 480,000 shares of non-voting preferred stock to shareholders of DrugEmporium, Inc. in connection with an asset purchase agreement with DrugEmporium, Inc. and its online drugstore subsidiary, DrugEmporium.com. Under the terms of the asset purchase agreement, we acquired substantially all of the assets and assumed some liabilities, primarily trade payables and hardware/software leases, of DrugEmporium.com in exchange for the issuance of shares of our non-voting preferred stock, which does not carry a liquidation preference and which is convertible into 2,400,000 shares of common stock either at the holder's option or automatically upon the closing price of the common stock reaching a certain price. DrugEmporium, Inc. also has an opportunity to receive additional shares of convertible preferred stock, which do not carry a liquidation preference, if certain revenue targets are met relating to new opportunities in the early stages of development. These shares were issued in reliance on Rule 506 under Regulation D.

On December 7, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-88019) was declared effective by the Securities and Exchange Commission, pursuant to which 7,500,000 shares of our common stock were offered and sold on December 7, 1999 for our account, generating net proceeds of approximately $74.6 million. We have used $47.6 million of the net offering proceeds through September 30, 2000, of which $33.2 million was used for the funding of working capital and operating losses, $6.0 million was used for capital expenditures and $5.7 million for acquisition costs. Other than $1.4 million paid to Dr. Dean Edell, a director, for the purchase of the Dr. Dean Edell Eyewear license, and $1.3 million paid to Neil Sandow for the purchase of RxList, none of these payments represented direct or indirect payments to our directors, officers or other affiliates. The remaining initial public offering proceeds have been invested in short-term, investment grade, interest bearing securities.

Item 3.   Defaults Upon Senior Securities.               Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.    Not Applicable

Item 5.  Other Information.

         On October 31, 2000, C. Sage givens resigned as a member of our Board of Directors and on November 13, 2000, Robin Wolaner resigned as a member of our Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

                4.2 Registration Rights Agreement between the Company and AltaVista Company, dated August 2, 2000.

               10.31++ Employment Agreement between the Company and Robert M.
                       Haft, dated March 15, 2000 and effective as of June 16, 2000.

               10.32 Assignment and Amendment Agreement among the Company, Brand Optical Corporation and Dr. Dean Edell, dated April 11, 2000.

               27.1    Financial Data Schedule

++ Supercedes previously filed exhibit.

          (b)  Reports on Form 8-K:

A current report on Form 8-K/A was filed with the Securities and Exchange Commission by HealthCentral.com on August 30, 2000 to include financial statements for Vitamins merger.

A current report on Form 8-K was filed with the Securities and Exchange Commission by HealthCentral.com on September 22, 2000 to report the issuance of a press release on the Drug Emporium, Inc. asset acquisition.

A current report on Form 8-K was filed with the Securities and Exchange Commission by HealthCentral.com on September 28, 2000 to report the consummation of the acquisition of assets of Drug Emporium, Inc.

A current report on Form 8-K was filed with the Securities and Exchange Commission by HealthCentral.com on October 27, 2000 to report the issuance of a press release on the more.com, Inc. and Comfort Living, Inc. asset acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HEALTHCENTRAL.COM

                                         By: /s/ C. Fred Toney
                                             -----------------------------------
                                             C. Fred Toney
                                             Executive Vice President and Chief
                                             Financial Officer

Date:  November 14, 2000

                                 EXHIBIT INDEX

Number   Description
------   -----------

 4.2 Registration Rights Agreement between the Company and AltaVista Company, dated August 2, 2000.

10.31++ Employment Agreement between the company and Robert M. Haft, dated March 15, 2000 and effective as of June 16, 2000.

10.32 Assignment and Amendment Agreement among the Company, Brand Optical Corporation and Dr. Dean Edell, dated April 11, 2000.

27.1     Financial Data Schedule.

++Supercedes previously filed exhibit.