Form 10-K405
period 2000-12-31
HEALTHCENTRAL COM
filed 2001-04-02
CIK 1095016

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                               HealthCentral.com
                       6005 Shellmound Street, Suite 250
                             Emeryville, CA 94608
         (Address of principal executive offices, including zip code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,150,729 as of February 28, 2001 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 50,661,038 shares of the registrant's Common Stock issued and outstanding as of February 28, 2001.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               HEALTHCENTRAL.COM

                                                                            Page
                                                                            ----
                                  PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    18
 Item 3.  Legal Proceedings..............................................    18
 Item 4.  Submission of Matters to a Vote of Security Holders............    19

                                  PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder      19
           Matters.......................................................
 Item 6.  Selected Financial Data........................................    21
 Item 7.  Management's Discussion and Analysis of Financial Condition and    22
           Results of Operations.........................................
 Item 7a. Qualitative and Quantitative Disclosures About Market Risk.....    43
 Item 8.  Financial Statements and Supplementary Data....................    43
 Item 9.  Changes in and Disagreements with Accountants on Accounting and    43
           Financial Disclosure..........................................

                                  PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-     44
           K.............................................................
 Signatures...............................................................   47

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

Item 1. Business

Company Overview

   HealthCentral.com is a leading provider of online healthcare-related e-commerce and content to consumers through our network of websites, which includes WebRx.com, ComfortLiving.com, Vitamins.com, DrugEmporium.com, HealthCentral.com and RxList.com, and through our Vitamins.com mail order and retail operations. We derive revenue from e-commerce, mail order and other product sales, which consists of prescription and non-prescription drugs, over-the-counter health and beauty aid products, nutraceuticals, vitamins, minerals, supplements, back care products, baby care products, maternity care products, allergy care products and other specialty health and wellness products. We also derive revenue from the sale of the Dr. Dean Edell Eyewear brand eyeglasses to our distributor.

   We believe our stores and catalog offerings provide an easy way for consumers to shop for the healthcare products they use everyday by providing a complete source of healthcare products along with a wide range of health-related content. Our goal is to become the leader in healthcare related e-commerce. We intend to accomplish this goal through:

  . WebRx.com, our online health superstore, which offers a selection of more than 25,000 SKU's of health, beauty, and personal care products, plus a full service pharmacy and a complete vision center at competitive prices;

  . Comfort Living.com, our online specialty store, which features personal and home products that are designed to address a particular health condition. These products are distinctive in quality and not widely available from other retailers. They are intended to make some aspect of the user's life easier, better, more enjoyable or more comfortable. Typical product lines include ergonomically correct chairs, products for back and pain relief, allergy and asthma relief products and beds and mattresses;

  . Vitamins.com, our online vitamin store, which offers approximately 4,000 products representing over 100 health-related national brands as well as the Vitamins.com brand. Product offerings include vitamins, minerals, nutraceuticals, herbs, homeopathic products, body building supplements and other healthcare products;

  . Our Vitamins catalog, a monthly publication which offers approximately
    8,000 products including nutraceuticals and other healthcare products;

  . Our six Vitamins.com retail stores, which operate in the Maryland and Virginia suburbs of the Washington, DC area. These stores generally stock approximately 5,000 products;

  . Comprehensive information on over-the-counter and prescription drugs coupled with in-depth health-related content to help customers make better informed purchases of health related products; and

  . Quality customer service assistance, which is designed to attract and retain customers, along with systems designed to safeguard client confidentiality.

   We also design, host and maintain healthcare institutions' websites for healthcare content and e-commerce. These co-branded and private label websites enable our institutional clients to build needed brand loyalty to retain and attract members and patients. We receive both development fees for building customized websites and an annual license fee for our content and interactive tools. Our largest clients are currently Blue Shield of California, Tenet Healthcare Corporation, Women's Capital Corporation, Catholic Healthcare West, St. Vincent's Hospital, Henry Ford Health System and Scripps Clinic.

   HealthCentral.com is a Delaware corporation. Our principal executive offices are located at 6005 Shellmound Street, Suite 250, Emeryville, California 94608. Our telephone number at that location is (510) 250-2500. The websites of the HealthCentral.com network are www.healthcentral.com, www.webrx.com, www.rxlist.com, www.vitamins.com, www.drugemporium.com and www.comfortliving.com.

Recent Events

   Acquisition of Certain Assets and Liabilities of Comfort Living, Inc. and Certain Assets of more.com. On December 14, 2000, we acquired all of the assets and properties and assumed certain liabilities associated with more.com's Comfort Living subsidiary, and certain related more.com assets, including its website, www.comfortliving.com, inventory and a leased 18,000 square foot warehouse and distribution center in Gaithersburg, Maryland.

   Acquisition of DrugEmporium.com. On September 14, 2000, we completed an asset purchase agreement with Drug Emporium, Inc. and its online drugstore subsidiary, DrugEmporium.com. Under the terms of the asset purchase agreement, we acquired substantially all of the assets of DrugEmporium.com, including a leased 60,000 square foot distribution and a prescription fulfillment center in Louisville, Kentucky. In connection with this acquisition, we also entered into a 10-year services agreement with Drug Emporium, under which we receive in-store promotional and advertising support and access to Drug Emporium's electronic purchasing system and in-store order pickup capabilities at certain Drug Emporium retail stores. Drug Emporium recently filed for Chapter 11 bankruptcy protection in connection with a buyout by Snyder's Drug Stores.

   Acquisition of Vitamins.com, Inc. On June 16, 2000, we acquired Vitamins.com, a retailer that provides dietary supplements and related health and wellness products. Through the acquisition of Vitamins.com, we acquired Internet, mail order and brick-and-mortar retailing operations.

   Dr. Dean Edell Eyewear License Agreement. On April 11, 2000, we acquired the exclusive licensing rights to "Dr. Dean Edell Eyewear" through 2006. Simultaneously, we entered into a distribution agreement with Cable Car Eyewear to sell the Dr. Dean Edell Eyewear to brick-and-mortar pharmacies and grocery chains. This agreement requires minimum purchases of products by Cable Car Eyewear from us for the years 2000 through 2006; we are in negotiations with the distributor regarding changes to the existing agreement that may result in inventory values not being realized. In addition, we entered into a supply agreement with Invision Optical Products through 2006 to source the Dr. Dean Edell Eyewear products and supply us with these products, and we are in negotiations with the supplier regarding changes to the existing agreement.

   As a result of the DrugEmporium.com and Comfort Living asset purchases, we have been able to purchase products directly from manufacturers and wholesalers, thus we were able to eliminate many of our third party fulfillment partnerships which we believe will result in improved product margins. These acquisitions have also allowed us direct access to vendor promotions and rebates. In October, 2000 we consolidated our Long Island City, New York fulfillment operation into our Louisville, Kentucky fulfillment center. This consolidation resulted in reduced operating costs, improved inventory controls and greater economies of scale. We plan to further consolidate our warehouse operations by closing our Gaithersburg, Maryland facility on or before June 2001. Further, the acquisitions of ComfortLiving.com, Vitamins.com and the Dr. Dean Edell Eyewear brand have allowed us to expand our product lines, gain access to additional online and offline customers and establish multiple high margin categories throughout our health superstore and our mail order and retail businesses. We are in the process of reviewing pharmacy operations and, as a result, may make changes in the future.

Industry Background

   The Internet has become an increasingly popular source for healthcare information and products. In a November 2000 survey performed by Pew Internet and American Life Project (www.pewinter.org), 52 million American adults, or 55% of those people with Internet access have used the Web to search for health or medical information. The number of people retrieving health-related information is projected to grow. This growth in demand for online health information has been driven by consumers seeking to make better personal healthcare decisions.

   As consumers become more educated about their personal healthcare, they are also increasingly purchasing healthcare products online. According to June 2000 data from the research firm International Data Corporation, U.S. sales of pharmaceutical, health, and beauty products over the Internet will increase from less than $250 million in 1999 to more than $18 billion in 2004. The study, "U.S. Online Prescription and Nonprescription Pharmaceutical, Health, and Beauty Market: Forecast and Analysis," predicts that the majority of revenue, 80% or $14.8 billion, will come from online sales of prescription drugs, and Unity Marketing estimates that 89% of U.S. adults were expected to take vitamins in 2000.

HealthCentral.com Solution

   Through our network of websites, mail order operations, brick-and-mortar stores, interactive and convenient shopping tools and customer service center, HealthCentral.com offers a global solution to satisfy the growing demand for healthcare products and health-related content.

 WebRx Health Superstore

   Our WebRx Health Superstore is a full service online store that combines the convenience and privacy of online shopping with tremendous product selection and reasonable prices. WebRx features the health-related products that people use everyday, such as over-the-counter remedies, beauty aids, cough, cold and pain relief medications. WebRx also features a full service pharmacy with a licensed pharmacist to provide information about prescription medications concerning correct use and dosage, generic alternatives, potential side effects and drug interactions. Our pharmacy department is able to crosscheck each prescription received for allergies, therapeutic overlap, overuse/underuse and drug interactions with other drugs or foods. We are in the process of reviewing pharmacy operations and, as a result, may make changes in the future.

 Vitamins, Minerals, Supplements & Herbs

   In order to address lifestyle changes and the growing needs of an aging population, we offer a large selection of vitamins, nutritional and dietary supplements, herbs, homeopathic products, minerals and natural health, sports and fitness products. These products may be purchased through three different distribution channels:

  . Vitamins.com. Our Vitamins.com Internet website offers over 4,000 products, representing over 100 health-related national brands. Customers may seek out products in four different ways--by specific product, product category, health concern or brand name. We carry both national brands and private label brands such as Vitamins.com and Drug Emporium.

  . Vitamins Mail Order. The Vitamins.com catalog is a full-color publication distributed monthly by mail to catalog shoppers. It typically contains between 90 and 100 pages and offers approximately 8,000 products. Each issue features up to 100 products at special prices of up to 30% off of regular catalog prices and up to 50% off of manufacturers' suggested retail prices.

  . Vitamins Retail Stores. We operate six Vitamins.com or Vitamin Superstore brick-and-mortar stores in the Maryland and Virginia suburbs of Washington, D.C. These retail stores generally stock approximately 5,000 products and are strategically located in high-traffic, high volume retail centers. We believe our stores are substantially larger than the stores of our major retail competitors. The stores are designed to be comfortable and welcoming and provide the atmosphere typical of an upscale bookstore or other specialty store.

 Specialty Health Products

   ComfortLiving.com is an Internet retailer specializing in non-consumable, durable products, which are designed to address personal care, pain relief and comfort. The products are organized around three key themes:

  . Healthy environment--products used primarily in the home and office to improve personal comfort, air and water quality, or the overall environment, such as specialty products for allergy and asthma sufferers, air and water conditioners, purifiers and filters, and ergonomic supplies and furniture;

  . Home healthcare--special use or hard-to-find products designed for use in the home by people with particular assisted living and healthcare needs, such as adjustable beds, therapeutic mattresses, lift chairs and ergonomic supports; and

  . Baby care and maternity--health, safety and comfort products for the expecting mother or new parents and their children.

 Vision Center

   Through our vision center, customers can purchase a wide variety of eye care products, such as contact lenses, contact solution and Dr. Dean Edell Eyewear nonprescription reading glasses.

 Interactive and Convenient Shopping Tools

   To enhance the shopping experience, the WebRx.com site has a virtual shopping bag that keeps a running tab of selected items and prices, allowing shoppers to quickly purchase their needed healthcare products. The shopping bag remains to the right of their screen while the customer browses so that consumers do not have to click to a different page to select each product. To quickly find a particular item, shoppers can use our search engine, browsing the entire inventory by key word, such as the product name, brand name or description. Shoppers may also develop their own shopping lists on the site to be saved and used again. The customer can then add or subtract items as they continue to shop with us in the future. We also offer a convenient and easy-to-use Auto Reorder service, which allows customers to order products that will be shipped automatically at any time intervals they choose. Customers can also create and store multiple shopping lists to eliminate the task of searching for the same products.

 Personalized Level of Customer Service

   Our customers can have their general questions about account information, ordering products and shipping status addressed by HealthCentral.com customer care representatives. Our customer service representatives provide responses to customer inquiries by e-mail or telephone and are available seven days a week, from the hours of 8:00 a.m. to 10:00 p.m., Eastern Time, from Monday through Friday, and from 9:00 a.m. to 5:00 p.m., Eastern Time, on Saturday and Sunday. We offer our customers various shipping options, including next-day, two-day or standard delivery through UPS or the United States Post Office.

 Informative, Trustworthy and Engaging Health Information Content

   In the Winter 2000 Scorecard, HealthCentral.com website was ranked as the number one overall health content site on the Internet by Gomez, the Internet quality measurement firm. Our reputation in this regard is built on the provision of comprehensive and engaging information from medical professionals who have established a high degree of trust with consumers through traditional media. Currently our original content comes from established media sources such as Dr. Dean Edell, one of the leading physician broadcasters in the United States for the past twenty years. In addition, RxList.com, our internet drug index, provides fast and reliable information to both the consumer and the medical professional. The RxList.com database stores information regarding approximately 4,400 pharmaceuticals and other medicines in addition to Taber's Medical Encyclopedia of more than 53,000 medical terms.

Our Strategy

   Our strategy is to become the world's leading healthcare e-commerce company. We intend to accomplish our strategy through multiple revenue streams, high margin products, expansive product lines and the acquisition of qualified customers at a relatively low cost while maintaining and cultivating a relationship with our existing consumer customers:

   Multiple Revenue Streams. Our strategy is to develop multiple revenue streams from our e-commerce websites, catalog sales, Dr. Dean Edell Eyewear sales, and sponsorship and advertising fees.

   High Margin Products. We intend to focus on high price, high margin products such as those offered at ComfortLiving.com and on high margin, high volume products such as the vitamins, minerals and supplements sold through our Vitamins.com website and mail order business.

   Expansive Product Lines. We will continue to look for high margin, high volume products to expand our range of consumer products and services.

   Large Customer Base. In order to grow and maintain a large customer base, we encourage repeat purchases with our emphasis on customer service. We are also targeting to acquire new customers at a relatively low cost through segmented emails, affiliate marketing programs, healthcare newsletters, and engaging and informative content.

   Maintain and Cultivate a Relationship of Trust with Consumers. Through our affiliations with trusted media personalities such as Dr. Dean Edell we enjoy a privileged and trusted status with those consumers who seek our HealthCentral.com network based on their experience with those personalities. We hold that level of trust in high regard and seek to maintain it by providing consumers with reliable content and by keeping individual consumer information confidential.

Customers

 Consumer

   In January 2001, the HealthCentral.com websites had the following traffic levels, according to DoubleClick and internally generated reports. ComfortLiving.com traffic levels were reported by WebTrends and reflect pageviews, visits and unique visitors for the month of February 2001. "Total unique visitors" is calculated as the sum of the unique visitors to each individual site, thus, total unique visitors may be overstated due to potential multiple counting.

                                            Pageviews   Visits   Unique Visitors
                                            ---------- --------- ---------------
      ComfortLiving.com....................  1,063,871   342,573      165,431
      HealthCentral.com....................  5,562,525   905,900      600,066
      RxList.com...........................  5,939,491 1,014,770      709,722
      WebRx.com*...........................  6,410,933 1,380,907      900,139
      TOTAL................................ 18,976,820 3,644,150    2,375,358

- --------
* Includes WebRx.com, Vitamins.com and DrugEmporium.com.

Technology

   Our HealthCentral.com network of websites employs hardware and software architectures, which are hosted on third-party web hosting services. We are in the process of integrating all of our applications, services and databases into the HealthCentral.com network architecture.

   Physical Architecture. We employ a server architecture in a mixed LINUX, Solaris, UNIX and Windows NT environment. Our HealthCentral.com network sites and online stores, as well as our institutional clients' websites, are protected by industry standard firewalls. All sensitive data is stored on separate, private networks that are not directly accessible from the Internet. In addition, there are security systems that include video surveillance of critical servers 24 hours a day. There are also well-defined audit mechanisms in place. We have implemented a broad array of website management, search engine, customer support, order processing and fulfillment systems using a combination of commercially available, licensed technologies and selected proprietary technologies. The front ends of our online stores are built on industry standard technologies, including the Sun Solaris operating system and an Oracle database. These technologies are integrated using a variety of proprietary computer programs, the majority of which are written in server side Java, HTML, JavaScript and Pearl. These programs handle user interface, product search, ordering, order tracking and customer communications.

   HealthCentral.com subcontracts the hosting of its servers to several different hosting companies. These hosting companies have agreed to provide Internet connections to multiple Internet access points, a secure physical environment, climate control, redundant power and 24-hour-a-day, seven-day-a-week monitoring services. We believe that all facilities have adequate capacity for expansion to support.

   The continued, uninterrupted operation of the HealthCentral.com websites, mail order and retail stores and our transaction processing systems is essential to our business. We employ system administrators to monitor and manage the website, network operations, inventory and fulfillment and transaction processing systems to enable their continued operation and reliability. The systems include redundant hardware on critical components and have been designed to survive a variety of failures with minimal downtime.

   Software Architecture. We employ three-tier software architectures, consisting of a user interface layer, an engine layer and a database layer, which allow customization, updating and repair of each layer without interfering with the operation of the other layers. Our database servers are Oracle on Sun Solaris for high end applications and MS SQL servers for low-end applications.

Sales and Marketing

   Our current sales and marketing strategy is targeted to drive qualified customers to our network of e-commerce websites at a low cost. Our online marketing efforts are focused on identifying first time customers and repeat purchasers, who are typically Internet users aged 35 to 54, with an emphasis on women. We reach these groups through:

  . Segmented e-Mails
    We have a large customer base that totaled 1.3 million customers as of January 2001. We rely heavily on segmented e-mails as a way to cost effectively market to our existing customer base, which we believe results in improved customer retention and repeat purchases. We attempt to maximize repeat purchases through our online Auto Reorder feature. We also acquire or rent opt-in e-mail lists to market through e-mail-based communications. Additionally, through our Vitamins catalog, we employ a frequency reward program based upon repeat purchases, which reinforces our online marketing efforts through branded giveaway items in our product packaging.

  . Co-Marketing Initiatives with Affiliates
    We enter into co-marketing agreements with affiliate websites that typically target women's interests, parenting and family, travel planning and senior-oriented sites. We share revenue with affiliates for directing traffic that results in purchases to our site.

  . Healthcare Newsletters
    We target healthy people and people who suffer from chronic conditions by offering over 70 different topic specific newsletters (i.e., fitness, diabetes, nutrition, hypertension, etc.) to our customers via email. This e-mail program is effective and relatively inexpensive to administer, and each newsletter contains e-commerce promotions.

  . Search Engine Optimization
    The marketing efforts of our ComfortLiving.com site include search-engine optimization, an efficient and cost effective technique by which we strive to direct Internet shoppers searching for brand name products and special needs to our site.

  . Advertising and Sponsorships
    Our advertising campaigns target online consumers and are designed to promote repeat purchases as well as result in the acquisition of new customers. We employ DoubleClick, Inc. to conduct advertising sales for our HealthCentral.com and RxList.com websites. Under the terms of the agreement, we cannot sell advertising, with certain exceptions, for our HealthCentral.com website through alternate avenues; however, the agreement is terminable by either party on 90 days notice. We directly develop and generate sponsorship revenues for our e-commerce websites through strategic partnerships and selected relationships with key vendors and pharmaceutical companies.

Competition

   The online e-commerce markets in the health, beauty, wellness, personal care and pharmacy categories are fragmented and intensely competitive. This competition has resulted in price discounting and failure to build brand loyalty. Our competitors in these areas can be divided into several groups:

  . chain drugstores, such as CVS, Eckerd and Walgreen's, and independent drug stores, including their websites;

  . mass market retailers, such as Kmart, Target and Wal-Mart, including their websites;

  . supermarkets and warehouse clubs such as Kroger, Safeway and Sam's Club;

  . online retailers of health, beauty, personal care and/or pharmaceutical products, such as drugstore.com, Rx.com and CVS.com;

  . mail-order pharmacies and prescription benefits managers, such as Advance
    PCS, Express Scripts and Merck-Medco, including their websites;

  . internet-portals and online service providers that feature shopping services, such as America Online, Yahoo!, Excite and Lycos;

  . health and specialty stores such as General Nutritional Centers, Brookstone and Gazoontite, including their websites; and

  . cosmetics departments at major department stores, including their websites.

   Each of these competitors operates within one or more of the health, beauty, wellness, personal care and pharmacy product categories. In addition, nearly all of our competitors have, or have announced their intention to have, the capability to accept orders for products online. In particular, Walgreen's, CVS, Albertson's and Wal-Mart accept prescription refill or other orders on their websites. Additionally, larger, better-established and better-financed entities may acquire, invest in or form joint ventures with online competitors or suppliers as the use of the Internet increases.

   Many of these competitors have substantial competitive advantages over us, such as:

  . greater name recognition;

  . larger customer and user bases;

  . substantially greater financial, technical and other resources;

  . larger production and technical staffs;

  . the ability to offer a wider array of online products and services; and

  . more diversified content offerings.

   We believe that we compete on the basis of product selection and variety, convenience, customer service and satisfaction, quality of search tools, speed of fulfillment for products ordered and price. We believe that the key competitive factors in this industry are:

  . brand recognition;

  . the ability to attract and retain customers;

  . breadth and depth of product offerings;

  . product pricing;

  . the availability and quality of information on nutrition, health and wellness topics; and

  . the quality and responsiveness of customer service.

   We also believe that these competitive factors are significant to our traditional brick-and-mortar retail business, as well as our mail order operations.

   In the market for health content, there are currently over 15,000 Internet websites that provide health-related information. As a result, our industry is fragmented and competition is extremely intense. Our HealthCentral.com and RxList.com websites compete directly for users, advertisers, e-commerce merchants and other partners with numerous Internet and non-Internet businesses, including:

  . health-related websites targeted at consumers, such as WebMD, drkoop.com, DiscoveryHealth.com, InteliHealth, and Medscape.com;

  . online portal companies, such as America Online, Excite, Inc., Lycos
    Corporation, Microsoft Network, and Yahoo!;

  . hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors that offer healthcare information through the Internet; and

  . consumer affinity groups, such as the American Association of Retired
    Persons and SeniorNet, which offer online healthcare-related content to special demographic groups.

Intellectual Property Rights

   Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained federal trademark registrations for the trademarks and logos "HealthCentral," "WebRx" and "RxList" as well as other trademarks. We have a 15-year agreement with Dr. Edell, in which he has granted us the exclusive right to the use of his name in connection with our business and exclusive commercialization rights to his services over the Internet, except for the publication of radio transcripts and Internet broadcasts of his radio program. Under this agreement, all content that Dr. Edell creates for our HealthCentral.com network is owned by us. Enterprise Web Services, or EWS, developed some elements of HealthView, the Personal Health Record and the general architecture of the HealthCentral.com consumer website during its participation in a project funded by a grant from the National Institute of Standards and Technology. Under the terms of the grant, EWS owns the intellectual property it developed for the project and granted a nonexclusive, nontransferable license to the U.S. government of that intellectual property.

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

Government Healthcare Regulation

   General. Numerous state and federal laws regulate our health business, as described below. Generally, the laws and regulations governing the healthcare industry are just beginning to be tested in relation to e-commerce in healthcare products, such as prescription drugs on the Internet, and in the provision of healthcare information. The laws may be interpreted in such a way that we may not be permitted to conduct our business as described. The requirement that we comply with new legislation or regulations, or any unanticipated application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our products, services and information offered through our HealthCentral.com network, increase our cost of doing business or otherwise harm our business. See "Risk Factors--Extensive and changing government regulation of the healthcare industry is expensive to comply with and exposes us to the risk of substantial governmental penalties."

   Regulation of the Practice of Medicine. The practice of medicine is generally defined by state law and varies from state to state. Often it is defined as engaging in, with or without compensation, diagnosis or treatment of a physical or mental condition. The practice of medicine requires a license under state law and, depending on state law, engaging in the practice of medicine without a license can be a civil or criminal violation. Many states have laws prohibiting corporations from engaging in the practice of medicine or employing or contracting with licensed medical professionals for the provision of medical services. We have endeavored to structure our websites and, in particular our personal health evaluation tools and our descriptions of various healthcare products, to avoid the implication that we are in any way practicing medicine in violation of state licensing requirements or in violation of state corporate practice of medicine prohibitions. For example, we have included within our websites disclaimers and other notices that we have deemed appropriate to advise users that the information provided is not intended to be a substitute for consultation with a licensed physician. However, the application of this area of the law to Internet services such as ours is still in its infancy with no clear guidance from federal or state regulatory agencies regarding their interpretation of services such as ours. A key element of our strategy is to encourage consumers to identify us with Dr. Dean Edell, a physician licensed in the state of California. Confusion by consumers regarding the limitations on information received from Dr. Edell and the need to consult with their own physician with respect to their medical condition is possible. Also, we have not conducted a state by state survey of medical personnel licensing requirements and policies. Accordingly, a state regulatory authority and/or one or more licensed physicians or physician advocacy groups or consumers may now or in the future allege that one or more elements of our business requires a license to practice medicine, that we are in violation of corporate practice of medicine prohibitions, and/or that our disclaimers are ineffective as to particular consumers who claim to rely upon advice or information provided by us. Any application of practice of medicine regulations to our business could harm our business or require us to change our business model. Further, liability based on a determination that we are engaged in the practice of medicine without a license may cause us to be excluded from coverage under the terms of our current general liability insurance policy, and may subject us to a higher standard of care than would be applicable to activities that do not require a professional license.

   Regulation of Other Healthcare Professions. We provide general information regarding pharmacology, nutrition and general mental and physical health issues on our websites, including electronically accessible information regarding prescription drugs and answers to frequently asked questions about prescription drugs. The practice of pharmacology, nutrition, psychology and certain personal counseling is defined and regulated by state law, which varies from state to state. While we have taken the same precautions to avoid the practice of other healthcare professions as we have with the practice of medicine, a local professional licensing board, local professionals, professional advocacy groups, or consumers may seek to impose state law licensing requirements on some aspects of our business. Any application of the regulation of the practice of another healthcare profession to our business could harm our business or require us to change our business model. Further, any liability based on a determination that we are engaged in the practice of a healthcare profession without a license may cause us to be excluded from coverage under the terms of our current general liability insurance policy, and may subject us to a higher standard of care than would be applicable to activities which do not require a professional license.

   Regulation of Prescription Drug Activities and Pharmacies. Our business of providing drugs and other medical products pursuant to a prescription is subject to federal, state and local laws and regulations, many of which are specific to pharmacies. For example, under the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, pharmacists are required to offer counseling, without additional charge, to prescription drug customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill, and other information they deem significant. In addition, state laws specify how prescription drugs and medical devices may be filled and dispensed and which individuals and entities are allowed to fill and dispense them. Moreover, while we believe our discussions of drugs and medical devices on our websites are not regulated "advertising or promotion" of prescription drugs, the FDA and many state agencies which regulate advertising and product performance claims for prescription drugs may determine otherwise. We are also subject to FDA regulation of product safety, including adulteration, misbranding and mishandling of prescription drugs and medical devices.

   Pharmacy operations are also subject to federal, state and local licensing and registration regulations with respect to the Controlled Substances Act and federal Drug Enforcement Agency (DEA) regulations, as well as related state and local laws and regulations relating to pharmacy operations, including registration, security, recordkeeping, and reporting requirements related to the purchase, storage and dispensing of controlled substances and prescription drugs, and certain over-the-counter (OTC) drugs. We own, operate and are linked to the WebRX website, which is licensed to fill prescriptions in all states that require pharmacy licensing, with the exception of Michigan. We plan to obtain a license that will enable WebRX to fill prescriptions in Michigan in the near future.

   Because we are considered a "pharmacy" under state regulations as well as being the subject of Food and Drug Administration (FDA), Federal Trade Commission (FTC), DEA and state agency enforcement actions, we could also be liable to consumers in connection with adulterated drugs, false or misleading advertising or claims or problems with the storage, transport and sale of controlled substances. While we have rights against drug manufacturers as to adulteration of prescription products and rights against drug and device manufacturers as to false advertising for prescription products that are provided to us, we may have liability if manufacturers cannot or will not indemnify us in a specific situation.

   The U.S. Congress and the General Accounting Office (GAO) are currently investigating online pharmacies and online prescribing. They are especially focused on those who prescribe drugs online and on pharmacies that fill invalid prescriptions, including prescriptions that are written online. In addition, several state Attorneys General have instituted enforcement actions against Internet pharmacies which they believe have dispensed prescription drugs without proper prescriptions or without first obtaining the proper state licenses. The U.S. House of Representatives' Committee on Commerce has requested that the GAO undertake a formal review of a number of issues pertaining to online pharmacies, including an assessment of mechanisms to ensure that online pharmacies are obeying the various state and federal regulations for the industry. Moreover, there is currently before the U.S. Congress a proposed law that would require the FDA to oversee the operations of all Internet pharmacies. A change in the law with respect to the regulatory requirements relating to Internet pharmacies would require our compliance with any corresponding rules and regulations.

   The National Association of Boards of Pharmacy, a coalition of state pharmacy boards, has developed a program, the Verified Internet Pharmacy Practice Sites (VIPPS) as a model for self-regulation for online pharmacies. We have obtained VIPPS certification. In addition, various state legislatures are considering new legislation related to the regulation of Internet pharmacies. The inclusion of prescription drugs as a Medicare benefit has been the subject of numerous bills in the U.S. Congress. Should legislation on prescription drug coverage for Medicare recipients be enacted into law, compliance with any corresponding rules and regulations would be required, even though at this time we do not accept Medicare prescriptions.

   Regulation of the Sale of OTC Drugs, Nutritional Supplements, and Cosmetics. The FDA and FTC and similar state agencies regulate OTC drug and cosmetic advertising and promotion, including direct-to-consumer advertising, done by or on behalf of drug and cosmetic manufacturers and marketers. In addition, the FDA regulates product safety for nutritional supplements as well as product safety of OTC drugs and medical devices. Many of our OTC products and services are subject to FDA and FTC regulation and enforcement for false advertising and misleading advertising. This includes overstatements regarding product performance, especially regarding nutritional supplements. While we have rights against manufacturers as to adulteration issues and product claims (to the extent we have received the claims as a result of the manufacturers), we may have liability if the manufacturers cannot or will not indemnify us in a specific situation.

   FDA and State Regulation of Computer Software as a Medical Device/Medical Practice. Certain computer applications and software may be considered medical devices and would, therefore, be subject to regulation by the FDA or by states with respect to the practice of pharmacy or the practice of medicine. We do not believe that our current applications or services will be regulated by any of these entities; however, our applications and services may become subject to regulation. Additionally, we may expand our applications and service offerings into areas that subject us to regulation. We believe that complying with such regulations would be time consuming, burdensome and expensive and could delay or prevent our introduction of new applications or services.

   Application of State and Foreign Laws. Although our business offices are located in California, our websites are available to users all over the United States and the world. Therefore, the governments of other states and foreign countries also regulate our activity and our transmissions and may take action against us for violations of their laws. For example, many states have enacted laws related to telemedicine, where physicians are practicing medicine by various means of communication over state lines. The states have varied tremendously in their approaches to this issue, including, among others, requiring full licensing of the out of state practitioner or by requiring the involvement of a state licensed practitioner. The states have uniformly asserted their right to regulate telemedicine activity, based upon the location of patients in their state, and we would expect the states to take the same approach as to other electronic activities directed to consumers in their states. We have not undertaken a state by state or a country by country review of the health-related laws that could apply to our business. Violations of these laws may be alleged or charged by state or foreign governments or may be modified, or new laws may be enacted, in the future. Any of such changes in laws could harm our business.

   Liability for Health Information and Health Products. Due to the nature of our business, we may become involved in litigation regarding the information transmitted from our websites, with the risk of adverse publicity, significant defense costs and substantial damage awards. In addition, if we are deemed to be engaged in the practice of medicine or another healthcare profession, including pharmacy, we could be subject to claims and/or malpractice liability exposure for which we may not be insured. We may also be liable for personal and property damage from products provided by us, including from prescription drugs. Finally, the FDA could look to us first in enforcing a product recall. In recent years, participants in the healthcare industry have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. We have legal rights against the manufacturer and fulfillment companies, with some limits, for their activities related to the products we provide. To date, we have not been the subject of any claim involving the operation of our site. However, claims may be brought against us. Even if these claims ultimately prove to be without merit, defending against them can be time-consuming and expensive, and any adverse publicity associated with these claims could adversely affect our business. Our liability insurance does not provide coverage for professional malpractice, so these claims would not come within the scope of or be covered by our insurance. We may not be able to maintain existing coverage or expand its scope to address evolving risks, or obtain increased amounts of coverage on acceptable terms or at all.

   Federal and State Anti-Kickback Laws. Provisions of the Social Security Act known as the Federal Anti-Kickback Law prohibit knowingly or willfully, directly or indirectly, paying or offering to pay, or soliciting or receiving, any remuneration in exchange for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid, the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS) and similar other federal or state healthcare programs. Violations may result in civil and criminal sanctions and penalties. Civil penalties include exclusion from government health programs. Criminal sanctions include imprisonment for up to five years and fines of up to $25,000 or both, for each violation. Recent federal legislation expanded the sanctions to include civil monetary penalties up to $50,000 for each prohibited act and up to three times the total amount of remuneration offered, paid, solicited or received, even in circumstances where a portion of such remuneration is offered, paid, solicited or received for a lawful purpose. Certain courts reviewing the statute have taken a broad view of the Federal Anti-Kickback Law and have ruled that it can be violated if only one purpose of a payment arrangement is to induce referrals. Many states also have enacted similar local anti-kickback laws.

   At present, Medicare does not reimburse outpatient prescription drugs, with the exception of a few items. However, Medicaid and CHAMPUS do include a significant outpatient prescription drug benefit. In addition, Medicare, Medicaid, CHAMPUS and other healthcare programs subject to the Federal Anti-Kickback Law cover various medical supplies sold through our websites, such as slings and splints. While we believe that we have structured our fee relationships so that the Federal Anti-Kickback Law is not implicated for any items or services covered by it, enforcement agencies may take a contrary position, especially if Medicare benefits are expanded to cover prescription drugs. Our arrangements with our e-commerce pharmacy, medical supply and medical service affiliates, as currently structured, may not qualify as among the practices exempted from federal prosecution or other enforcement under the Federal Anti-Kickback Law by the regulatory safe harbors promulgated by the Department of Health and Human Services (DHHS). Failure to meet a safe harbor, however, does not mean that an arrangement violates the statute. Many activities engaged in by healthcare providers and related entities fall outside the safe harbors yet are not deemed illegal. While we believe that our fee arrangements are not illegal as to products and services reimbursable by Medicare, Medicaid, CHAMPUS or other programs covered by the Federal Anti-Kickback Law, given the breadth of the statute, the limited scope of the existing safe harbors and the desire of the agencies to eliminate programs that create financial incentives to provide excessive care, we may face adverse regulatory positions. The Office of Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the Federal Anti-Kickback Law, including whether an activity or proposed activity constitutes grounds for the imposition of civil or criminal sanctions. We have not sought this kind of opinion and are aware of no opinion that has been issued regarding website sponsorships or planned sales activities.

   In addition, most states have enacted anti-kickback, or illegal remuneration, laws that are similar to the Federal Anti-Kickback Law. Some of these state laws are very closely patterned on the Federal Anti-Kickback Law; others, however, are broader and reach reimbursement by private payors, and still others are more narrow, applying, for example, only to kickbacks paid or received by providers. We have not conducted a survey of these laws in all fifty states and therefore, our arrangements with our e-commerce affiliates may result in investigation or prosecution by state regulators or attorneys general.

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

   Federal and State Self-Referral Prohibitions. The federal physician self-referral statute, often identified as the Stark Law, generally forbids payments under Medicare or Medicaid that are based on a physician referral for "designated health services" to any entity with which the physician or an immediate family member has a financial relationship. The financial relationship can be direct or indirect. The financial relationship can take the form of an ownership or investment interest or a compensation relationship. A referral, under the Stark Law, can include prescribing or requesting designated health services, and also establishing a plan of care for the designated health services. The Stark Law applies to clinical laboratory services and other designated health services, including outpatient prescription drugs, prosthetics, orthotics, prosthetic devices and durable medical equipment. Penalties for violating the Stark Law include denial of payment from Medicare and Medicaid programs for any services referred to an entity in violation of the Stark Law, civil monetary penalties of up to $15,000 for each offense and exclusions from the Medicare and Medicaid programs. Many states have adopted similar self-referral laws, which may extend to governmental and third-party payors. We have not conducted a survey of these laws in all fifty states.

Other Governmental Regulation

   General. There is an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, it may take years to determine whether and how existing laws such as those governing issues such as intellectual property ownership and infringement, privacy, libel, copyright, trademark, trade secret, obscenity, personal privacy, taxation, regulation of professional services, regulation of medical devices and the regulation of the sale of other specified goods and services apply to the Internet and Internet advertising. The requirement that we comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our service, increase our cost of doing business or otherwise harm our business.

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

   Privacy of Individually Identifiable Health Information and Consumer Information. There have recently been increased efforts in both the United States and in other countries to safeguard the privacy and security of individually identifiable health information and consumer information.

   These efforts are reflected in changing federal and state laws governing the storage, transmission and disclosure of medical information and healthcare records. In addition to having recently enacted legislation, the U.S. Congress is currently considering several bills dealing with privacy of personal health information which may create a need for us to modify our practices concerning the collection and use of such information. Our database contains personally identifiable health information submitted by users in response to questions on our personal health evaluation form and in connection with a customer's request for a prescription drug and certain healthcare product orders. We expect that our websites will also contain information compiled by users for their personal healthcare histories. While this information is not intended to constitute or be treated as formal medical records, users or regulatory agencies may seek to characterize this information as medical records and impose requirements and/or sanctions upon us related to the maintenance and handling of medical records. We have a stringent privacy policy covering this information, and we only grant access to this information as required by law or to third party contractors who are also bound by a stringent privacy policy or, as disclosed to our users, to third parties where it is necessary for the delivery of goods or services ordered by the user.

   The FTC has recently promulgated regulations implementing the financial privacy provisions of the Gramm-Leach-Bliley Financial Services Reform Act
(GLB), and has been active in investigating alleged misrepresentations by Internet sites regarding their privacy practices. Although the GLB rules do not directly apply to us, we have established a set of privacy principles and practices based upon those proposed by Health Internet Ethics, of which we are a founding member. The FTC, as part of its inquiry into privacy practices by e-health sites, looked into our privacy practices last year. The agency subsequently closed its inquiry without taking any action after expressing satisfaction with the steps we took to clarify our privacy practices and to safeguard against any inadvertent disclosure of personal information.

   The Health Insurance Portability and Accountability Act of 1996 (HIPAA) requires personally identifiable health information be used and disclosed only in compliance with specified rules and regulations, which have not yet been finalized. Our pharmacy operations will more likely than not be directly or indirectly subject to certain HIPAA requirements. We have not to date undertaken an evaluation of the impact of HIPAA on our operations, but intend to review such regulations once they are finalized.

   In December, 2000 DHHS published privacy regulations under HIPAA, which may be revised before they are implemented. They describe the permissible uses and disclosures of individually identifiable health information by health care providers, health plans and health care clearinghouses, known collectively as "covered entities." It is possible that we could be considered a covered entity if we are deemed to be a health care provider. Covered entities are required to enter into agreements with their "business associates," extending applicable provisions of the regulations to those business associates.

   These regulations establish a complex regulatory framework for a variety of subjects, including (1) disclosure and use of health information, (2) individuals' rights to access and amend their health information, and (3) individuals' rights to an accounting of disclosures. They generally prohibit covered entities and their business associates from disclosing protected health information unless they first obtain patient consent or authorization, and then only allow the disclosure of the minimum necessary amount of protected health information. We will need to comply with these requirements if we are deemed to be a covered entity or a business associate of a covered entity.

   In August, 1998 DHHS issued proposed regulations addressing security standards for the transmission of protected health information under HIPAA. These standards require affected entities to establish and maintain reasonable and appropriate administrative procedures, physical safeguards, technical security services, and technical security mechanisms to ensure the integrity, confidentiality and availability of such information. The proposed regulations are designed to protect such information against reasonably anticipated threats or hazards to its security or integrity. They require covered entities to enter into "chain of trust partner agreements" with all entities with whom they share protected health information. We will need to comply with these standards if we are deemed to be a health care provider, or if we are required to enter into chain of trust partner agreements with any of our customers, such as health care providers.

   If third persons were able to penetrate our network security and gain access to, or otherwise misappropriate or misuse, our users' personal information, we could be subject to liability. This liability could include claims for misuses of personal information, such as for unauthorized marketing purposes or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. Moreover, to the extent any of the data constitute or are deemed to constitute individually identifiable health information, a breach of privacy could violate federal law. Because there are both pharmacy components and consumer components to our websites, we may be subject to different requirements and be required to comply with different privacy policies for these separate components.

   The confidentiality of medical information and the circumstances under which such information may be provided to us are also subject to substantial regulation by state governments. Many states have laws and regulations that govern both the disclosure and use of confidential medical information. Although compliance with these requirements is at present principally the responsibility of health care providers, it is possible that we could be deemed to be a health care provider, and even if we are not the requirements are evolving rapidly. The HIPAA privacy regulations do not supercede conflicting state laws that are more restrictive. Therefore, we may have to comply with various different state requirements depending upon the location of our customers.

   The federal Children's Online Privacy Protection Act (COPPA) prohibits Internet companies from seeking or obtaining certain information from children under the age of thirteen. While we have safeguards in place to comply with the provisions of COPPA, we may be unable to detect when an underage person is utilizing our services such that we have obtained information prohibited under COPPA.

   It is possible that the use of "cookies" may become subject to laws limiting or prohibiting their use. The term cookies refers to information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge and which is used to track demographic information and to target advertising. Cookies do not personally identify the user, unless the owner of the cookie also has personally identifiable information about the user which can be linked to the cookie numerical identifier. Both we and DoubleClick use cookies to personalize the websites and to target advertising. Most currently available Internet browsers allow users to modify their browser settings to remove cookies at any time or prevent cookies from being stored on their hard drives. In addition, a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of the use of cookies could limit our ability to personalize the websites for the user, and could limit the effectiveness of the targeting of advertisements, both of which could impair our ability to generate advertising revenue.

   Foreign countries and political entities, such as the European Union (EU) have adopted legislation and regulatory requirements regarding notification of Internet users about the use of information collected by them by website usage, including notification that data may be used by both the websites and third party marketing entities. The EU has adopted a directive that imposes restrictions on the collection and use of personal data. Under this EU directive, persons in the EU are guaranteed rights, including the right of access to their data, the right to know where the data originated, the right to have inaccurate data rectified, the right to recourse in the event of unlawful processing and the right to withhold permission to use their data for direct marketing. The EU directive could, among other things, affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In particular, companies with offices located in EU countries may not be allowed to send personal information to countries that do not maintain standards of privacy that are determined not to be equivalent to those of the EU. The EU directive does not, however, define what standards of privacy are adequate. As a result, the EU directive may adversely affect the activities of companies like ours, which plan to engage in data collection from users in EU member countries.

   We will likely incur additional expenses regarding privacy and security practices and policies. We continually review our policies to provide notice of the use of information to users and to improve our practices and technology to maintain confidentiality of user information. Any changes in policies and practices, whether self-imposed or imposed by government regulation could affect the way in which we conduct our business, especially those aspects that involve the collection, use and access to personal identifying information, could have a material adverse effect on our business, financial condition and operating results.

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

   Internet Taxation. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and some states have taken measures to tax Internet-related activities. Although in 1998 the U.S. Congress placed a moratorium until October 21, 2001 on state and local taxes on Internet access and on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Congress is currently considering extending this moratorium. If it were to be lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from these activities.

   Domain Names. Domain names are the user's Internet address. Domain names have been the subject of significant trademark litigation in the United States. Third parties may bring claims for infringement against us for the use of the HealthCentral, and RxList trademarks, as well as for the use of the trademarks we acquired. Moreover, because domain names derive value from the individual's ability to remember these names, our domain names may lose their value if, for example, users begin to rely on mechanisms other than domain names to access online resources.

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

Employees

   As of February 28, 2001, we employed a total of 228 employees, of whom 20 were employed in engineering, 23 were employed in marketing and merchandising, 71 were employed in our warehouses, 24 were employed in general management and administration, 25 were employed in customer service, 22 were employed in activities related to the catalog business, 38 were employed in activities related to the Vitamins.com retail stores and 5 were employed in pharmacy. From time to time, independent contractors are employed to supplement our staff. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relationship with our employees is good.

Executive Officers

   The following sets forth the name, age and biographical information for each of our executive officers as of March 31, 2001:

   C. Fred Toney, age 35, has served as Chief Executive Officer since February 2001, as President since November 2000 and as Chief Financial Officer since July 1999 when he joined HealthCentral. From August 1992 to July 1999, Mr. Toney served as Senior Managing Director, Senior Research Analyst, Medical, Technology and Health Care Information Technology and Director of Research at Pacific Growth Equities, Inc., an investment banking firm. Previously he held investment or research analyst positions at Volpe, Welty & Company; Donaldson, Lufkin & Jenrette Securities Corporation and RCM Capital Management; and sales and merchandising positions at Pharmavite Pharmaceutical Corporation, a pharmaceutical manufacturing and distribution company. He also serves on the boards of directors of private companies. Mr. Toney received a B.A. in both Economics and English from the University of California, Davis.

   Jay Hammer, age 45, has served as President of our ComfortLiving division since December 2000, when we acquired the Comfort Living business. From December 1999 to December 2000, Mr. Hammer served as Chief Executive Office and President for ComfortLiving.com. From February 1999 to November 1999, Mr. Hammer was a private investor and consultant to internet companies. From January 1997 to February 1999, Mr. Hammer served as Director of Stores and Corporate Secretary for Urban Outfitters, a retailer of home and fashion apparel. From March 1990 to December 1996, Mr. Hammer served as Regional Manager for The Gap, an apparel retailer. Mr. Hammer received a B.A. in English Literature from the University of Chicago and an M.B.A. from Harvard University.

   Karin Hern, age 50, has served as Vice President and General Counsel since January 2000. From May 1997 to January 2000, Ms. Hern was a legal and business consultant to several non-profit organizations, including Alta Bates Medical Center. From September 1984 to May 1997, Ms. Hern served as Western Division Counsel for Sutter Health System, a California non-profit healthcare organization, and its wholly controlled subsidiary, Alta Bates Health System. Ms. Hern received a B.A. in Criminology from the University of California, Berkeley and a J.D. from the University of California, Davis.

   Miles Munger, age 42, has served as Vice President of Marketing and General Merchandising Manger since January 2000, when he joined HealthCentral, and previously served as a consultant to HealthCentral from November 1999 to January 2000. From April 1997 to October 1999, Mr. Munger was Vice President of Merchandising for West Marine, a marine retail company. From January 1995 to April 1997, Mr. Munger was Director of Product Procurement for The North Face, an apparel and sports retail company. Mr. Munger received a B.S. in Economics and Business Administration from Portland State University.

   Neil Sandow, age 53, has served as Vice President of Pharmacy since November 2000. He previously served as Vice President of Drug Information Services and Producer and Editor-In-Chief of RxList.com from October 1999, when HealthCentral.com acquired RxList.com, to November 2000. From November 1995 to October 1999, Dr. Sandow was founder, Chairman and Chief Executive Officer of RxList.com. From June 1997 to April 1999, Dr. Sandow served as Manager of Automated Technologies for Oncology Therapeutics Network, a subsidiary of Bristol Myers-Squibb. From December 1991 to April 1997, Dr. Sandow served as Director of Pharmacy Services for Brookside Hospital. Dr. Sandow received a B.A. in Zoology from the University of California, Berkeley, and a Pharm.D. from the University of the Pacific.

   James Schanzenbach, age 37, has served as Vice President of Engineering and Chief Information Officer since September 2000, when HealthCentral acquired DrugEmporium.com. From January 1999 to September 2000, Mr. Schanzenbach served as Chief Information Officer for DrugEmporium.com. From November 1998 to December 1999, Mr. Schanzenbach served as Vice President of Information Technology for Smartalk Teleservice, a telecommunications company. From May 1994 to November 1998, he served in several managerial and vice president level technology positions at Banc One Financial, a financial services company. Mr. Schanzenbach received a B.A. in Accounting and an M.B.A. from Ohio University.

   Deryk Van Brunt, age 41, has served as Executive Vice President of Business Development and Chief Privacy Officer since November 2000. He previously served as Executive Vice President of Operations from January 2000 to November 2000 and served as Senior Vice President of Operations from August 1999, when HealthCentral acquired Enterprise Web Services (formerly Windom Health,) until January 2000. From June 1994 to August 1999, Dr. Van Brunt was Chief Operating Officer of Enterprise Web Services. Dr. Van Brunt received a B.S. in Natural Resources, an M.P.H. in Epidemiology and a Dr.P.H. in Health Informatics from the University of California, Berkeley, and is currently an Assistant Clinical Professor, U.C. Berkeley School of Public Health.

Item 2. Properties

   We maintain our corporate headquarters in Emeryville, California where we lease three facilities that total approximately 24,000 square feet. The lease for approximately 7,300 square feet expires in March 2004, the lease for approximately 8,800 feet expires in December 2003, and the lease for approximately 7,900 square feet expires in September 2005. We also lease approximately 9,900 square feet of office space in Falls Church, Virginia under a lease that expires in June 2002, but is subject to two three-year renewal options. In addition, we lease approximately 1,360 square feet and 5,000 square feet of office space in Columbus, Ohio and Long Island City, New York under leases that expire in March 2003 and April 2001, respectively. We do not intend to renew the Long Island City, New York lease, which is expiring in April 2001.

   We maintain a pharmacy, warehouse and fulfillment center in Louisville Kentucky where we lease approximately 64,800 square feet of office and warehouse under a lease that expires in July 2004, and we lease a 24,500 square foot warehouse in Gaithersburg, Maryland under a lease that expires in May 2004. We currently intend to terminate the Gaithersburg, Maryland warehouse lease.

   We lease all six of our Vitamins.com retail stores, which are in the Maryland and Virginia suburbs of Washington, DC. We are currently in the process of negotiating lease terminations for three additional stores that have been closed. The following table sets forth information about our Vitamins.com retail store facilities and the lease applicable to each.

                                                          Lease Term
                                 Approx. Size ----------------------------------
      Location                    (Sq. Ft.)      Expiration        Renewal(s)
      --------                   ------------ ----------------- ----------------
      Alexandria, VA............    2,362     January 15, 2009  Two 5 Year Terms

      Annapolis, MD.............    3,000     June 8, 2003      Two 5 Year Terms

      Falls Church, VA..........    2,250     August 20, 2002   Two 5 Year Terms

      Gaithersburg, MD..........    3,133     March 13, 2008    None

      Rockville, MD.............    4,041     September 4, 2007 None

      Vienna, VA. ..............    3,769     July 24, 2003     One 5 Year Term

   We believe that the existing facilities are well suited to their current use and will remain adequate for our needs for the foreseeable future. We may seek to sublease or terminate certain leases if they are not needed for current and proposed operations.

Item 3. Legal Proceedings

   On December 28, 2000, Bergen Brunswig Drug Company and its wholly owned subsidiary, Medi-Mail, filed an action in Orange County, California Superior Court (Case No. 00CC15552) against HealthCentral.com and more.com. The complaint alleges inducement of breach of contract and fraudulent conveyance by HealthCentral.com and breach of contract by more.com arising out of HealthCentral's acquisition of certain of the assets of more.com. The Company believes this claim is without merit and has retained the law firm of Rutan & Tucker, LLP, to vigorously defend against this claim. The complaint alleges monetary damages of approximately $6 million. Bergen has requested a halt in document production and the parties have commenced settlement negotiations.

   The Company is involved in litigation from time to time that is routine in nature and incidental to the conduct of its business.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity And Related Stockholder Matters

Price Range of Common Stock

   Our Common Stock has been listed for quotation on the Nasdaq National Market under the symbol "HCEN" since the effective date of our initial public offering on December 7, 1999. The following table shows the high and low sale price per share of our Common Stock as reported by the Nasdaq National Market for the period indicated.

                                                                   High    Low
                                                                    ($)    ($)
                                                                  ------- ------
      Stock Price Fiscal Year 2000
        First Quarter............................................ 13.6875 5.4375
        Second Quarter...........................................  6.1870 3.0000
        Third Quarter............................................  4.5000 2.3750
        Fourth Quarter...........................................  2.3750 0.1250
      Stock Price Fiscal Year 1999
        IPO date (December 7, 1999) to December 31, 1999......... 12.7500 6.8750

   The closing sale price of our Common Stock as reported on the Nasdaq National Market on February 28, 2001 was $0.4062 per share. As of that date, there were approximately 245 holders of record of our Common Stock. This does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

   The market price of our Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological or competitive developments, changes in estimates of our financial performance or changes in recommendations by securities analysts, acquisitions or strategic alliances by us or our competitors, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in the markets. These fluctuations may be exaggerated if the trading volume of our Common Stock is low. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet-related companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock. We have received a notice from Nasdaq regarding the possible delisting of our stock.

Dividend Policy

   We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain all available funds to support operations and to finance the growth and development of our business. Therefore, we do not anticipate paying cash dividends for the foreseeable future.

Unregistered Equity Securities Sold in 2000

   Between August 1, 2000 and December 31, 2000, the Company sold and issued the following unregistered securities:

     On August 2, 2000, we issued 300,000 shares of Common Stock for aggregate consideration of $938,000 to a strategic partner in full consideration for the satisfaction of our obligations under a commercial agreement.

     On December 1, 2000, we issued 16,500 shares of Common Stock for aggregate consideration of $16,500 to a creditor of Vitamins.com in exchange for the cancellation of a debt.

     On December 2, 2000, we issued 25,000 shares of Common Stock for aggregate consideration of $75,000 to a creditor of Vitamins.com in exchange for the cancellation of a debt.

     On December 2, 2000, we issued 19,846 shares of Common Stock for aggregate consideration of $80,003 to a creditor of Vitamins.com in exchange for the cancellation of a debt.

     On December 14, 2000, we issued 5,002,525 shares of common stock to more.com, Inc. in exchange for certain assets and certain liabilities of more.com's Comfort Living subsidiary and certain assets of more.com. The aggregate consideration received for these shares was $6.3 million.

   There were no underwritten offerings employed in connection with any of the transactions set forth above. The sales and issuances of the unregistered securities in the transactions described above were deemed to be exempt from registration under the Securities act in reliance upon Section 4(2) of the Securities act as transactions by an issuer not involving any public offering.

Changes in Securities and Use of Proceeds

   On December 7, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-88019) was declared effective by the Securities and Exchange Commission, pursuant to which 7,500,000 shares of our common stock were offered and sold on December 7, 1999 for our account, generating net proceeds of approximately $74.6 million. We used $60.4 million of the net offering proceeds through December 31, 2000, of which $45.7 million was used for funding working capital and operating losses, $6.2 million was used for capital expenditures and $5.8 million for acquisition costs. Other than $1.4 million paid to Dr. Dean Edell, a director, for the purchase of the Dr. Dean Edell Eyewear license, and $1.3 million paid to Neil Sandow, an officer, in connection with the purchase of RxList, none of these payments represented direct or indirect payments to our directors, officers or other affiliates. The remaining initial public offering proceeds have been invested in short-term, investment grade, interest bearing securities.

Item 6. Selected Financial Data

   The following selected statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 is derived from the consolidated financial statements included elsewhere in the Form 10-K. The selected financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in the Form 10-K.

                                                                                 Period from
                                       Years Ended December 31,                  Inception to
                          -----------------------------------------------------  December 31,
                              2000           1999         1998         1997          1996
                          -------------  ------------  -----------  -----------  ------------
Statement of Operations
 Data:
Revenues:
 eCommerce and other
  product sales.........  $  43,051,726  $ 17,041,760  $ 4,340,297  $   436,406   $      --
 Advertising, content
  and other.............      2,952,974     1,188,753       15,259          --           --
                          -------------  ------------  -----------  -----------   ----------
  Total revenues........     46,004,700    18,230,513    4,355,556      436,406          --
                          -------------  ------------  -----------  -----------   ----------
Operating and other
 expenses:
 Cost of eCommerce and
  other product sales...     32,301,566    11,793,276    2,646,179      288,751          --
 Content and product
  development...........     10,346,029     4,398,580      136,788          --           --
 Sales and marketing....     56,435,754    28,671,971    2,318,122      818,218          --
 General and
  administrative........     10,593,593     4,683,423      914,002      591,188       99,535
 Amortization of
  intangible assets.....     14,799,823     3,657,222          --           --           --
 Stock compensation.....      1,765,279     6,245,822      104,641          --           --
 Acquired in-process
  research and
  development...........            --        804,525          --           --           --
 Acquisition and
  contract termination
  costs.................      9,258,375           --           --           --           --
 Write-off of
  intangibles...........     39,134,092           --           --           --           --
                          -------------  ------------  -----------  -----------   ----------
  Total operating and
   other expenses.......    174,634,511    60,254,819    6,119,732    1,698,157       99,535
                          -------------  ------------  -----------  -----------   ----------
Loss from operations....   (128,629,811)  (42,024,306)  (1,764,176)  (1,261,751)     (99,535)
Other expense, net......       (343,426)      (32,568)         --           --           --
Interest income
 (expense), net.........      2,477,004       777,867      (20,519)      (2,997)         367
                          -------------  ------------  -----------  -----------   ----------
Net loss................   (126,496,233)  (41,279,007)  (1,784,695)  (1,264,748)     (99,168)
Preferred stock
 dividends..............            --    (22,275,542)         --           --           --
                          -------------  ------------  -----------  -----------   ----------
Net loss attributable to
 common stockholders....  $(126,496,233) $(63,554,549) $(1,784,695) $(1,264,748)  $  (99,168)
                          =============  ============  ===========  ===========   ==========
Basic and diluted net
 loss per share
 attributable to common
 stockholders(1)........  $       (3.39) $      (5.67) $     (0.25) $     (0.19)  $    (0.02)
                          =============  ============  ===========  ===========   ==========
Shares used in computing
 basic and diluted net
 loss per share
 attributable to common
 stockholders(1)........     37,359,590    11,204,708    7,016,416    6,724,874    4,162,602
                          =============  ============  ===========  ===========   ==========
                                                   December 31,
                          -------------------------------------------------------------------
                              2000           1999         1998         1997          1996
                          -------------  ------------  -----------  -----------  ------------
Balance Sheet Data:
Cash and cash
 equivalents............  $  14,208,364  $ 83,690,072  $ 4,102,047  $   124,932   $   12,439
Working capital.........      7,840,648    80,995,956    3,991,742     (314,377)     (24,403)
Total assets............     45,385,848   148,837,995    8,196,659    1,469,677       15,174
Long-term obligations...      1,483,966       792,824      343,352      157,404          --
Total stockholders'
 equity.................     23,404,395    97,499,656    6,341,491      484,091      (21,668)

- --------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

Note: The selected financial data for all periods presented has been restated to reflect the acquisition of Vitamins.com, which was accounted for as a pooling of interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with our "Selected Financial Data" and the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Except for historical information, this discussion and analysis and other parts of this Form 10-K (including, without limitation, the discussion under the heading "Results of Operations") contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements are based on our current expectations and are not guarantees of future performance. Actual results may differ materially from those anticipated in these forward-looking statements, as a result of many factors, including but not limited to those discussed in the section entitled "Risk Factors That May Affect Future Results and Market Price of Stock." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward looking statements.

Overview

   HealthCentral.com is a leading provider of online healthcare related e-commerce and content to consumers through our network of websites, which includes WebRx.com, Vitamins.com, HealthCentral.com, RxList.com, DrugEmporium.com and ComfortLiving.com, and through our Vitamins.com mail order and retail operations. In addition, we design, host and maintain healthcare institutions' websites for healthcare content and e-commerce. HealthCentral.com offers more than 25,000 SKU's of health, beauty, nutraceuticals, home and personal care products in addition to a full service pharmacy and a vision center. We also offer user-friendly interactive tools, customized health information pages, personalized health risk assessments and topical newsletters.

   On April 11, 2000, we acquired the exclusive licensing rights to market and sell "Dr. Dean Edell Eyewear" through 2006. Payment for the product license was $2.8 million in cash, of which $1.4 million was paid to a related party. Simultaneously, we entered into a license and distribution agreement with Cable Car Eyewear to sell the Dr. Dean Edell Eyewear to brick-and-mortar pharmacies and grocery chains. This agreement requires minimum purchases of products from us for the years 2000 through 2006; we are in negotiations with the distributor regarding changes to the existing agreement that may result in inventory values not being realized. In addition, we entered into a supply agreement with Invision Optical Products through 2006 to supply us with the Dr. Dean Edell Eyewear products, and we are in negotiations with the supplier regarding changes to the existing agreement.

   On June 16, 2000, we acquired Vitamins.com, a retailer that provides dietary supplements, related health and wellness products and information to consumers, for consideration consisting of 22,432,801 shares of our common stock. Each share of Vitamins.com stock was exchanged for 0.387 shares of HealthCentral.com common stock. We also incurred transaction costs of approximately $2.5 million. Vitamins.com is our wholly owned subsidiary. The transaction was recorded using the pooling of interests method of accounting and was a tax-free reorganization under Section 369 of the Internal Revenue Code of 1986, as amended.

   In September 2000, we and Bergen Brunswig terminated our fulfillment contracts and entered into a settlement agreement. An expense of $99,000 was incurred in association with the termination of this contract. We also amended our agreement with AltaVista, an internet portal, to issue 300,000 shares of our common stock, valued at $938,000, to AltaVista in exchange for the termination of all our payment obligations under the amended agreement dated May 15, 2000. Our relationship with AltaVista was formally terminated on September 15, 2000.

   On September 14, 2000, we consummated an asset purchase agreement with Drug Emporium and its online drugstore subsidiary, DrugEmporium.com. Under the terms of the asset purchase agreement, we acquired substantially all of the assets and assumed some liabilities, primarily trade payables and hardware/software leases, of the DrugEmporium.com business in exchange for the issuance of shares of our non-voting preferred stock, which does not carry a liquidation preference and is convertible into 2,400,000 shares of common stock. Drug Emporium also has an opportunity to receive additional shares of our convertible preferred stock, which do not carry a liquidation preference, if certain revenue targets are met. In connection with this acquisition, we also entered into a 10-year services agreement with Drug Emporium under which we receive in-store promotional and advertising support and access to Drug Emporium electronic purchasing system and in-store order pickup capabilities at certain Drug Emporium retail stores. The total purchase price of $7.8 million consisted of 480,000 shares of preferred stock, convertible into 2.4 million shares of common stock, valued at $7.3 million based upon the fair market value of our common stock of $3.0312 per share on the date the asset purchase agreement was signed as well as transaction costs of $522,000. Drug Emporium recently filed for Chapter 11 bankruptcy protection in connection with its buyout by Snyder's Drug Stores.

   On December 14, 2000, we acquired certain assets and properties and assumed certain liabilities associated with more.com's Comfort Living subsidiary, including its website, inventory and a leased 18,000 square foot warehouse and distribution center in Gaithersburg, Maryland, which we intend to close by June 2001. We also acquired certain other assets of more.com. The consideration for the asset purchase was the issuance of 5,002,525 shares of our common stock, and the total purchase price approximated $6.3 million, including transaction costs. We have accounted for this acquisition as a purchase transaction.

   During the fourth quarter ended December 31, 2000, we performed an impairment analysis of the identifiable intangibles and enterprise level goodwill recorded in connection with the acquisitions of Enterprise Web Services, L&H Vitamins, HealthCentralRx.com, RxList.com, DrugEmporium.com and the license agreement with regard to Dr. Dean Edell Eyewear. The analysis was performed in response to the sustained decline in our stock price, the overall decline in our industry growth rate, the excess of the carrying value of the identifiable intangibles and goodwill over our market capitalization and lower projected future operating results. As a result of this review, a $39.1 million impairment charge was recorded to eliminate all of our identifiable intangibles and enterprise level goodwill, except for the amounts recorded in December 2000 in connection with our acquisition of certain assets of more.com, Inc. and its subsidiary, Comfort Living. The charge was determined based upon our estimated future discounted cash flows using a discount rate of 30%. The assumptions supporting the cash flow analysis, including the discount rate, were based on management's best estimates. The remaining goodwill and identifiable intangibles at December 31, 2000 with a new book value of approximately $4.9 million will be amortized over the assets' remaining useful lives of three to four years, which we consider appropriate.

   E-commerce and other product sales revenues are recognized for prescription and non-prescription drugs, over-the-counter health and beauty aid products and other health-related products, net of discounts, when products are shipped to customers or sold through our retail stores. Net sales include outbound shipping and handling fees charged to customers. Prior to September 2000, we recognized commission revenue for the use of our website related to sales made by Medi-Mail for prescription drugs. However, as a result of our acquisition of DrugEmporium.com, beginning in September 2000 we began to recognize gross sales from the sale of pharmaceuticals products, which we sell and ship directly to our customers. We are in the process of reviewing pharmacy operations, and, as a result, may make changes in the future. Revenue also includes the wholesale revenue from the sales of the "Dr. Dean Edell Eyewear" brand eyeglasses to our brick-and-mortar distribution partner. All revenues are recognized, net of allowances for product returns, promotional discounts and coupons, at the time the products are shipped to the customer for e-commerce sales and at the point of sale for retail stores. We are responsible for all refunds relating to all sales where a customer is not satisfied with the products received. We record an estimated allowance for such returns in the period of sale. We also retain the credit risk for all sales.

   Advertising revenues are recognized in the period the advertising impressions are delivered to customers. We use an outside vendor to solicit customers to use our advertising services, to serve the ads to our website and to bill and collect for these services. This outside vendor provides monthly reports indicating the impressions delivered, the amounts billed for our advertising services and the related administrative fee. We recognize advertising revenues, as reported by the outside vendor, net of this administrative fee, as we bear no collection risk for the gross amount of the advertising fees. Our advertising contracts do not guarantee a minimum number of impressions to be delivered. We also enter into sponsorship agreements with vendors to provide them with an opportunity to market their products through our websites.

   Content and other revenues are derived from contracts with healthcare providers, health product resellers, and third party organizations and principally consist of license fees for website development applications, consulting fees from custom website development, and hosting and maintenance fees related to the websites' maintenance. We recognize software license revenue under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method" prescribed by SOP 98-9. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials. Deferred revenues represent the amount of cash received or services performed and billed prior to revenue recognition.

   We incurred net losses of approximately $126.5 million, $63.6 million, and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. We anticipate incurring additional operating losses through at least 2001.

Results of Operations

 Years ended December 31, 2000, 1999 and 1998

 Revenues

   E-commerce and Other Products Sales. E-commerce and other product sales consist of prescription drug and other health-related product sales online and through our mail order business, as well as wholesale sales of Dr. Dean Edell brand eyewear. For 2000, e-commerce and other product sales increased from $9.1 million to $35.7 million, or 292%, over 1999. The increase was primarily attributable to growth in our mail order and e-commerce sales, an increased customer base, repeat purchases from existing customers and new product offerings. There were no e-commerce or other product sales in 1998. Revenues are targeted to increase in 2001 as we target continued growth of our e-commerce and mail order customer base and our affiliate relations and as we focus our marketing efforts on our existing customer base. However, the future level of our sales will continue to depend upon a number of factors, including our ability to increase sales with a greatly reduced marketing budget, the frequency of customer purchases, the quantity and mix of products sold and the price we charge for our products.

   Retail Store Sales. Retail store sales, consisting of brick-and-mortar sales of healthcare and related over-the-counter products, were $7.3 million in 2000, $7.9 million in 1999 and $4.3 million in 1998. Retail sales declined 7% during 2000 as a result of lower volume, primarily due to a substantial decrease in the marketing and advertising budget for the stores as we shifted our focus from brick-and-mortar stores to e-commerce and mail order sales. The 83% growth during 1999 was primarily due to the opening of four new stores in 1999 and to the inclusion of a full year of results in 1999 from the six retail stores in operation as of December 1998. In February 2001, we closed four of our unprofitable brick-and-mortar stores. We expect the retail store sales for the remaining six stores to remain flat in the future as we continue to focus on our other sales channels including Internet and mail order sales.

   Advertising, Content and Other. Advertising, content and other revenues consist of advertising and sponsorship revenues, content subscription and license revenues. Advertising, content and other revenues were $3.0 million in 2000, $1.2 million in 1999 and $15,000 in 1998. The increase of 148% from 1999 to 2000 was primarily attributable to increased advertising and vendor sponsorship revenue of $549,000 and an increase in institutional content, subscription and license revenue of $1.2 million in 2000 due to additional institutional clients. The increase from 1998 to 1999 was also attributable to increased vendor sponsorship and advertisement revenues of $886,000 and increased institutional content, subscription and license revenue of $287,000. We are targeting our vendor sponsorship revenues to continue to increase modestly in the future as we focus on providing vendors with opportunities in which to communicate their marketing messages to customers on our content and e-commerce websites; however institutional content revenues are not expected to grow as we have de-emphasized this business and these revenues are targeted to decline in the future.

 Cost of Revenues

   Cost of E-commerce and Other Product Sales. Cost of e-commerce and other product sales consist primarily of the cost of products sold to customers, certain promotion costs and inbound shipping charges. These costs were $32.3 million in 2000, $11.8 million in 1999 and $2.6 million in 1998. The 174% increase from 1999 to 2000 was attributable to an increase in sales, an increase in unit costs of certain products, and increases in inbound shipping and promotion costs associated with new customer acquisitions. The 346% increase from 1998 to 1999 was attributable to the acquisition of L&H Vitamins in August 1999, the relaunch of the Vitamins.com website in October 1999, the increase from six to ten Vitamins.com retail stores and promotion costs associated with new customer acquisitions. We expect that our cost of e-commerce and other product sales will continue to fluctuate ratably with changes in e-commerce and other product sales and price discounting and other promotion costs.

 Operating Expenses

   Content and Product Development. Content and product development expenses consist primarily of payroll and related expenses for website development, editorial, engineering and telecommunications operations personnel and consultants, systems and telecommunications infrastructure and cost of acquired content. Product development costs are generally expensed as incurred, except for costs relating to the development of internal-use software, which are capitalized and depreciated over their estimated useful lives. Content and product development expenses were $10.3 million, $4.4 million and $137,000 in 2000, 1999 and 1998, respectively. The increase of 135% from 1999 to 2000 and the 3,116% increase from 1998 to 1999 were primarily attributable to an increase of $5.0 million and $2.5 million, respectively, in staffing and associated costs related to enhancing and maintaining our websites. We expect content and product development expenses to decrease in 2001 as we completed most of our significant development projects in 2000, which we expect to result in lower consultant expenses. We also reduced our editorial and content staff as we are refocusing on e-commerce revenues and de-emphasizing advertising revenues, and we wrote-off previously capitalized website development costs of $4.5 million.

   Sales and Marketing. Sales and marketing expenses consist primarily of advertising and certain promotional expenditures, payroll and related expenses for personnel engaged in marketing and customer service activities, outbound shipping charges and certain fulfillment costs. Fulfillment costs include the external fulfillment fee charged by our third party fulfillment partners prior to August 2000 and the internal cost of operating and staffing the distribution center. Sales and marketing expenses were $56.4 million in 2000, $28.7 million in 1999 and $2.3 million in 1998. The 97% increase in sales and marketing expense from 1999 to 2000 was primarily attributable to increases of $15.7 million in online and offline advertising expenses incurred to increase awareness of our HealthCentral brands, $6.2 million in salary and staff expenses and $3.6 million in shipping and fulfillment costs. From 1998 to 1999, the increase was attributable to increases of $14.9 million in both online and offline advertising, $6.3 million in retail store overhead expenses, $3.5 million in salary and staff expenses and $1.6 million in shipping and fulfillment costs. Sales and marketing expenses are expected to decrease as we expect lower headcount through consolidation of facilities, and as we shift our marketing efforts toward vendor partnership agreements and away from more traditional and expensive marketing, branding and promotional efforts, such as print media campaigns, radio and billboards.

   General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for finance, human resources, business development, investor relations, executive and administrative personnel, as well as professional services and other general corporate expenses. General and administrative expenses were $10.6 million in 2000, $4.7 million in 1999 and $914,000 in 1998. The 126% increase from 1999 to 2000 was primarily attributable to an increase of $3.3 million in personnel related costs and $1.4 million in professional services related to our operations as a public company. The increase from 1998 to 1999 was primarily attributable to an increase of $2.1 million in personnel and professional services associated with acquisitions and $1.7 million in overhead expense allocation. General and administrative expenses are expected to decrease in the future as we expect lower headcount, fewer acquisitions and improved operational efficiencies.

   Amortization of Intangible Assets. Amortization of intangible assets relates to the amortization of intellectual property related to domain names and intangible assets resulting from acquisitions. For 2000, amortization of intangible assets increased from $3.7 million to $14.8 million, or 305%, over 1999. There were no intangible assets in fiscal 1998. The increase from 1999 to 2000 was attributable to the acquisitions of the Dr. Dean Edell License Agreement, DrugEmporium.com and Comfort Living, as well as recording a full year of amortization expense for acquisitions completed throughout 1999. The increase from 1998 to 1999 was attributable to the acquisitions of L&H Vitamins, our enterprise web services division, RxList and HealthCentralRx. Prior to December 31, 2000, goodwill and other intangibles were amortized on a straight-line basis over two to ten years, except for the amortization of goodwill from L&H Vitamins, which was being amortized over 20 years. After the impairment analysis of intangibles and the write-offs discussed below, all remaining intangible assets of $4.9 million are being amortized over their estimated useful lives of two to four years.

   Stock Compensation. Deferred stock compensation is amortized over the respective vesting periods of the outstanding options, which is generally three to four years. Options granted in the fourth quarter of 1998 and 1999 have been considered to be compensatory as their deemed value for accounting purposes was greater than the exercise prices as determined by the Board of Directors on the dates of grant. For 2000, $1.8 million in stock compensation was amortized, a decrease of 72% from 1999, as a result of a decrease in the number of employees and a decease in the market valuation of our stock. For 1999, we amortized $6.2 million in stock compensation expense. In 1998, we recognized amortization of stock compensation of $105,000.

   In November 2000, the Board of Directors approved an option exchange program under which we offered to all employees and key consultants holding outstanding options with per share exercise prices in excess of $0.4062 per share, the opportunity to exchange such options for new options with exercise prices equal to $0.4062 and with revised vesting schedules. As a result of Financial Accounting Standards Board, Interpretation ("FIN") No. 44 , stock options exchanged by us on December 11, 2000 are subject to variable plan accounting from that date forward. Accordingly, we will continue to remeasure compensation cost for the exchanged options until the options are exercised, cancelled or forfeited without replacement. The remeasurement will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the our common stock on December 11, 2000, which was $0.4062. The resulting non-cash compensation charge will be recorded over the three-year vesting schedule of the new options to be issued in the option exchange program in accordance with FIN No. 28. There was no effect at December 31, 2000 as the fair value of the common stock was less than $0.4062.

   Acquired In-Process Research and Development. Acquired in-process research and development expense was $805,000 in 1999. There was no in-process research and development expense in 2000 or 1998. The valuation of the acquired in-process research and development was based on the result of an independent appraisal using the income approach. The acquired in-process technology was not considered to have reached technological feasibility and had no alternative future use.

   Acquisition and Contract Termination Costs. For 2000, acquisition and contract termination costs were $9.3 million. We had no acquisition or contract termination costs in 1999 or 1998. Of the total costs in 2000, approximately $4.5 million was attributable to the write-off of website development costs as a result of the DrugEmporium.com asset acquisition, and $2.5 million consisted of integration costs, as well as legal, other professional and financial advisory fees attributable to the Vitamins.com acquisition, which was accounted for as a pooling of interests. Contract termination costs totaled $2.3 million, which included $625,000 amortization of prepaid expense and $938,000 in common stock issued to AltaVista in connection with the cancellation of our payment obligations, $603,000 related to the termination of the America Online contract, and $99,000 associated with the termination of the Bergen Brunswig contract.

   Write-off of Intangibles. During the fourth quarter ended December 31, 2000, we performed an impairment analysis of the identifiable intangibles and enterprise level good will recorded in connection with the acquisitions of Enterprise Web Services, L&H Vitamins, Inc., HealthCentralrx.com, Inc., RxList.com, DrugEmporium.com and the license agreement with regard to Dr. Dean Edell eyewear. The analysis was performed in response to the sustained decline in our stock price, the overall decline in Internet industry growth rates, the excess of the carrying value of the identifiable intangibles and goodwill over our market capitalization, and lower projected future operating results. As a result of this review, a $39.1 impairment charge was recorded to eliminate all of our identifiable intangibles and enterprise level good will, except for the amounts recorded in December 2000 in connection with our acquisition of certain assets of more.com, Inc. and its subsidiary, Comfort Living, Inc. The charge was determined based upon our estimated future discounted cash flows using a discount rate of 30%. The assumptions supporting the cash flows, including the discount rate, were based on management's best estimates. The remaining goodwill and identifiable intangibles balance of approximately $4.9 million will be amortized over their remaining useful lives of three to four years, which we consider appropriate.

   Other Expense, Net. Other expense, net was $343,000 in 2000 and $33,000 in 1999 and in each case was primarily attributable to the loss on disposal of property. There were no other net expenses in 1998.

   Interest Income (Expense), Net. Interest income (expense), net, consists of earnings on our cash and cash equivalents partially offset by interest on capital lease obligations. Interest income (expense), net was approximately $2.5 million for 2000, $778,000 for 1999 and $(21,000) for 1998. The increases for both 2000 and 1999 were due to higher interest-bearing asset balances as a result of the cash raised in our private placement and our initial public offering in 1999.

   Preferred Stock Dividends. We recorded a $22.3 million preferred stock dividend in 1999, which consisted of $11.4 million from a beneficial conversion feature associated with our issuance of preferred stock and $10.9 million as a result of the recapitalization of Vitamins.com from a limited liability company to a C corporation. With regard to the $11.4 million portion of the dividend, we issued 4,038,455 shares of Series B preferred stock in August 1999 for $5.20 per share. The difference between the sales price for those shares and the deemed value per share of the common stock on the transaction date resulted in the $11.4 beneficial conversion feature. There were no preferred stock dividends in 2000 or 1998.

   Income Taxes. No provision for federal and state income taxes has been recorded as we have incurred net operating losses through December 31, 2000. As of December 31, 2000, we had approximately $77 million of federal and $49 million of state net operating loss carryforwards available to offset future taxable income. Due to the change in ownership interests in connection with our IPO and prior sales of equity securities, our use of these federal and state net operating loss carryforwards will be subject to annual limitations.

Selected Quarterly Results of Operations

   The following table presents HealthCentral.com's results of operations for each of the last eight quarters. The quarterly information is unaudited, but management believes that the information regarding these quarters has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K.

 Selected Quarterly Results of Operations

                                       Fiscal 2000                                             Fiscal 1999
                   -------------------------------------------------------  -----------------------------------------------------
                   December 31,  September 30,    June 30,     March 31,    December 31,  September 30,   June 30,     March 31,
                       2000          2000           2000          2000          1999          1999          1999         1999
                   ------------  -------------  ------------  ------------  ------------  -------------  -----------  -----------
Statement of
 Operations Data:
Revenues:
 eCommerce and
  other product
  sales..........  $ 12,789,034  $ 10,270,240   $ 10,087,490  $  9,904,962  $  8,219,815  $  4,926,930   $ 2,007,056  $ 1,887,959
 Advertising,
  content and
  other..........       763,801       799,687        757,577       631,909       700,107       362,100        98,637       27,909
                   ------------  ------------   ------------  ------------  ------------  ------------   -----------  -----------
 Total revenues..    13,552,835    11,069,927     10,845,067    10,536,871     8,919,922     5,289,030     2,105,693    1,915,868
                   ------------  ------------   ------------  ------------  ------------  ------------   -----------  -----------
Operating and
 other expenses:
 Cost of
  eCommerce and
  other product
  sales..........     9,687,908     7,464,770      7,410,560     7,738,328     6,541,402     2,842,350     1,246,671    1,162,853
 Content and
  product
  development....     1,818,778     2,450,399      3,269,415     2,807,437     2,648,334     1,254,048       329,361      166,837
 Sales and
  marketing......     8,643,810     8,332,795     15,256,628    24,202,521    19,168,677     6,528,809     1,893,093    1,081,392
 General and
  administrative.     2,953,898     2,406,521      2,591,899     2,641,275     2,450,069     1,425,796       498,977      308,581
 Amortization of
  intangible
  assets.........     3,917,877     3,782,699      3,555,445     3,543,802     3,138,205       519,017           --           --
 Stock
  compensation...       289,072       358,380        530,387       587,440       808,897     3,227,866     1,911,909      297,150
 Acquired in-
  process
  research and
  development....           --            --             --            --        249,624       554,901           --           --
 Acquisition and
  contract
  termination
  costs..........           --      6,796,029      2,427,677        34,669           --            --            --           --
 Write-off of
  intangibles....    39,134,092           --             --            --            --            --            --           --
                   ------------  ------------   ------------  ------------  ------------  ------------   -----------  -----------
 Total operating
  and other
  expenses.......    66,445,435    31,591,593     35,042,011    41,555,472    35,005,208    16,352,787     5,880,011    3,016,813
                   ------------  ------------   ------------  ------------  ------------  ------------   -----------  -----------
Loss from
 operations......   (52,892,600)  (20,521,666)   (24,196,944)  (31,018,601)  (26,085,286)  (11,063,757)   (3,774,318)  (1,100,945)
Other expense,
 net.............      (323,503)          --         (19,923)          --         (9,356)      (23,212)          --           --
Interest income
 (expense), net..       147,764       538,325        793,813       997,102       555,184       175,414        25,921       21,348
                   ------------  ------------   ------------  ------------  ------------  ------------   -----------  -----------
Net loss.........   (53,068,339)  (19,983,341)   (23,423,054)  (30,021,499)  (25,539,458)  (10,911,555)   (3,748,397)  (1,079,597)
Preferred stock
 dividends.......           --            --             --            --            --    (22,275,542)          --           --
                   ------------  ------------   ------------  ------------  ------------  ------------   -----------  -----------
Net loss
 attributable to
 common
 stockholders....  $(53,068,339) $(19,983,341)  $(23,423,054) $(30,021,499) $(25,539,458) $(33,187,097)  $(3,748,397) $(1,079,597)
                   ============  ============   ============  ============  ============  ============   ===========  ===========
Basic and diluted
 net loss per
 share
 attributable to
 common
 stockholders....  $      (1.15) $      (0.44)  $      (0.77) $      (1.10) $      (1.08) $      (3.19)  $     (0.44) $     (0.13)
                   ============  ============   ============  ============  ============  ============   ===========  ===========

   The increase in each quarter of 2000 and 1999 in e-commerce and other product sales was primarily attributable to growth in our e-commerce and mail order sales, an increased customer base, repeat purchases from existing customers, new product offerings and an increase in sales of the Dr. Dean Edell eyewear. The increase in advertising, content and other revenues in each quarter through September 30, 2000 was primarily attributable to increased traffic on content websites, the increase in the number of vendor sponsorships and institutional websites. The decline in advertising revenue in fourth quarter 2000 is attributable to the de-emphasis on this business. The increase in cost of e-commerce and other product sales was attributable to costs of products, inbound shipping and promotion costs associated with new customer acquisitions and is consistent with the increase in revenue.

   An increase in operating and other expenses from the first quarter 1999 through the quarter ended March 31, 2000 was primarily due to advertising, payroll and related expenses for content and product development, sales and marketing, and general and administrative functions, consistent with growth in operations and personnel, both internally and through multiple acquisitions. These same expenses, excluding the write-off of intangible assets, decreased beginning with the quarter ended June 30, 2000, and have continued to decrease as we have gained efficiencies, consolidated functions, reduced head count and terminated certain contracts.

   The selected quarterly results of operations has been restated to reflect the acquisition of Vitamins.com, which was accounted for as a pooling of interest.

Liquidity and Capital Resources

   Since inception, we have financed operations primarily through our initial public offering, the sale of preferred stock and the issuance of notes payable. Cash and cash equivalents were $14.2 million at December 31, 2000. Net cash used in financing activities was $747,000 in 2000 and net cash provided by financing activities was $121.8 million in 1999 and $7.4 million in 1998. The increase in use of cash in financing activities in 2000 was attributable to $1.2 million in cash payments on capital leases, partially offset by $420,000 in proceeds from the issuance of common stock. Net cash provided by financing activities in 1999 was primarily the result of $75 million from the issuance of common stock in our initial public offering, $41.6 million from the issuance of preferred stock, $3.4 million from the collection of a related party note receivable and $1.5 million from the issuance of notes payable. In 1998, the net cash provided by financing activities was primarily from the issuance of preferred and common stock.

   Net cash used in operating activities was $57.1 million in 2000, $29.7 million in 1999 and $1.9 million in 1998. In 2000, net cash used in operating activities was comprised primarily of a $126.5 million net operating loss and increases of $2.1 million in accounts receivable. This use of cash was partially offset by $44.3 million in the write-off of intangible assets and website development costs, $17.3 million in depreciation and amortization expense, $1.9 million in stock compensation expense, $966,000 in amortization of prepaid contracts, $938,000 in stock issued in connection with the termination of the AltaVista contract, an increase of $3.7 million in accounts payables and accrued expenses, $1.5 million in prepaid expenses and other assets and $869,000 in deferred revenue and other liabilities. In 1999, net cash used in operating activities was comprised primarily of a $41.3 million net operating loss, and increases of $2.9 million in inventory, $2.6 million in prepaid expenses and other assets and $417,000 in accounts and other receivables. This use of cash was partially offset by $6.2 million in stock compensation expense, $4.4 million in depreciation and amortization expense, $805,000 in acquired in-process research and development and an increase of $5.6 million in accounts payables and accrued expenses. In 1998, net cash used in operating activities was comprised primarily of a $1.8 million net operating loss and increases of $940,000 in inventory and $176,000 in prepaid expenses and other assets, partially offset by $218,000 in depreciation and amortization expense, $105,000 in stock compensation expense and increases of $619,000 in accounts payable and accrued expenses and $110,000 in deferred revenue and other liabilities.

   Net cash used in investing activities was $11.6 million in 2000, $12.5 million in 1999 and $1.6 million in 1998. In 2000, net cash used in investing activities was comprised primarily of $6.2 million for the purchase of property and equipment, $3.3 million in cash paid in connection with acquisitions and $2.2 million for payments to related parties. In 1999, net cash used in investing activities was $6.2 million for various acquisitions, $3.7 million for the purchase of property and equipment, $2.3 million for payments to related parties and $291,000 in cash paid for domain names. In 1998, net cash used in investing activities was $990,000 for the purchase of property and equipment and $564,000 for payments to related parties.

   Our capital requirements depend on numerous factors, including our ability to integrate our acquired technology from acquisitions and improve our transaction processing fulfillment systems and our website infrastructure without substantial capital expenditures. We have no material commitments for capital expenditures at present and we do not anticipate entering into any new capital commitments in the foreseeable future. In an effort to realize efficiencies from acquisitions, reduce expenses, preserve our cash and improve operational efficiencies, we have reduced our workforce, consolidated facilities, eliminated duplicate positions, closed unprofitable retail stores and reformatted our business model to focus on e-commerce and mail order sales. We will continue to look at gaining efficiencies and intend to eliminate additional positions.

   We have experienced substantial increases in expenditures since inception, consistent with growth in operations and personnel, both internally and through multiple acquisitions. While we are targeting to reduce our cost structure, we currently expect to continue to use cash to fund operating losses, to integrate acquisitions, to acquire and retain customers and to restructure agreements. We currently are targeting that our available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet our targeted cash needs through approximately mid-year 2001, provided that we achieve our targeted revenues, efficiencies and cost reductions and restructure certain partnerships and other relationships. We are currently exploring various possibilities with regard to equity and debt financing, as well as possible asset sales. If we are unable to obtain this financing on a timely basis, or at all, we may have to significantly reduce our operations and our business may be jeopardized.

   Any projections of future cash needs and cash flows are subject to substantial uncertainty. We may need additional cash sooner than currently anticipated. The sale of additional equity or debt securities that include warrants could result in dilution to our stockholders. Any debt securities issued could have rights senior to holders of common stock and could contain convenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. We have received a report from our independent accountants for the year ended December 31, 2000 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical net operating losses and negative cash flows, and because, as of the date they rendered their opinion, we only had cash and cash equivalents on hand sufficient to satisfy our liquidity requirements through approximately mid-year 2001.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS NO. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 1233 until fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 during our fiscal year ending December 31, 2001, and do not expect such adoption to have a material effect on its financial statements. To date, we have not engaged in derivative or hedging activities.

Risk Factors That May Affect Future Results and Market Price of Stock.

   You should carefully consider the following risk factors, in addition to the other information in this Report on Form 10K. The risks and uncertainties described below are intended to be the ones that are specific to our company or industry and that we deem to be material, but are not the only ones that we face.

We have a limited operating history.

   We launched our HealthCentral.com website in November 1998, our Vitamins.com website in March 1999, and our WebRx.com website in November 2000. We merged with Vitamins.com, Inc. in June 2000, and we acquired the assets and certain liabilities of DrugEmporium.com, in September 2000 and Comfort Living in December 2000. Accordingly, we have a limited operating history and are subject to the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as the Internet healthcare market. These challenges include our ability to:

  . implement a successful e-Commerce strategy through our websites;

  . attract and retain a large audience of users to our HealthCentral.com network, including WebRx.com;

  . compete effectively against other established Internet health companies, such as drugstore.com and CVS.com;

  . develop and upgrade our technology;

  . retain and motivate qualified personnel;

  . manage inventory levels and fulfillment operations effectively;

  . gain advertising and sponsorship revenue from vendors of health-related products and services; and

  . create and maintain successful strategic alliances with provider groups, content providers and other third parties.

We had an accumulated deficit of approximately $193 million at December 31, 2000, and we may not achieve our targeted expense reductions or achieve profitability.

   Since our inception, we have had limited revenues and have incurred substantial net losses in each year. While we are unable to predict accurately our future operating expenses, we may not be able to achieve our targeted expense reductions, as we:

  . restructure and/or terminate various contractual obligations;

  . offer product promotions;

  . integrate geographically dispersed operations as a result of acquisitions;

  . make payments to both our existing and future business partners to gain advertising revenue; and

  . develop and expand our systems infrastructure and support functions.

   If we do not achieve our targeted expense reductions as planned, our business may be jeopardized. Even if we were to achieve profitability, we might not be able to sustain or increase profitability on a quarterly or annual basis.

The Internet has not proven to be an effective or profitable marketing media for advertisers and our institutional business has not developed as initially anticipated, and thus our business depends on the success of our e-Commerce and catalog business.

   At the time of our public offering, we expected to build revenues from three channels: Internet advertising, private label institutional website services, and healthcare e-commerce. To date, the Internet has not proven to be as effective an advertising medium as traditional media, and thus advertising revenues contribute much less to our revenue mix than originally expected. In addition, the institutional healthcare market has been slow to adopt the Internet as a meaningful tool to improve patient service and revenues. Thus, we have focused our business operations on the sale of healthcare products online, the sale of vitamins through our mail order business and our retail stores and the sale of Dr. Dean Edell Eyewear to our distribution partner, and if we do not meet our target performance goals in any of these business lines, our business may fail.

We need to generate substantial revenues and profit from our e-Commerce business for healthcare products, but this market is unproven and we have limited experience in it.

   The healthcare e-Commerce market is unproven, and we have limited experience in the sale of healthcare products and services online. Our rate of revenue growth and profitability could be significantly less than that of other online merchants, many of which have longer operating histories and greater name recognition. The online market for pharmaceutical and other health products is in its infancy and is highly fragmented and intensely competitive, which has resulted in price discounting, the erosion of gross margins and business failures by many of our better known competitors. This market is significantly less developed than the online market for books, music, software, toys and a number of other consumer products. Even if Internet usage and electronic commerce continue to increase, the rate of growth and profit margins, if any, of the online drugstore and health products market could be significantly less than those in online markets for other products.

We recently acquired our own fulfillment capabilities for e-Commerce product orders (except for contact lenses), and we have limited experience in providing these services.

   As a result of our acquisition of assets of DrugEmporium.com and the acquisition of assets of Comfort Living, we have begun managing fulfillment of our e-Commerce product orders internally. Previously, we relied primarily upon third parties to manage most of our product fulfillment responsibilities and therefore have limited experience in providing these services. A failure in the ability to purchase items on favorable terms, obtain sufficient types and quantities of supplies, manage inventory levels effectively, or fill and ship orders on a cost-effective and timely basis could result in customer dissatisfaction and could significantly harm our e-Commerce business. We are in the process of rationalizing various fulfillment functions, which may lead to disruptions in inventory management and other fulfillment problems. We are also in the process of reviewing our pharmacy operations and, as a result, may make changes in the future.

   We rely on third-party carriers for shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our distribution partners and our carriers' ability to provide product fulfillment and delivery services to meet our distribution and shipping needs. Failure to deliver products to our customers in a timely manner could adversely affect our reputation, brand and business.

Because we have very limited cash, we will need to raise additional capital soon and may not be able to raise it on acceptable terms, or at all.

   As of December 31, 2000, we had cash and cash equivalents of approximately $14.2 million. While we are targeting to reduce our cost structure, we currently expect to continue to use cash to fund operating losses, to integrate acquisitions, to acquire and retain customers and to restructure agreements. We currently are targeting that our available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet our targeted cash needs through approximately mid-year 2001, provided that we achieve our targeted revenues, efficiencies and cost reductions and restructure certain partnerships and other relationships. We are currently exploring various possibilities with regard to equity and debt financing, as well as possible asset sales. If we are unable to obtain financing on a timely basis, or at all, we may have to significantly reduce our operations and our business may be jeopardized.

   Any projections of future cash needs and cash flows are subject to substantial uncertainty. We may need additional cash sooner than currently anticipated. The sale of additional equity or debt securities that include warrants could result in dilution to our stockholders. Any debt securities issued could have rights senior to holders of common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. We have received a report from our independent accountants for the year ended December 31, 2000 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical net operating losses and negative cash flows, and because, as of the date they rendered their opinion, we only had cash and cash equivalents on hand sufficient to satisfy our liquidity requirements through approximately mid-year 2001.

Our stock price, like that of many companies in the Internet industry, has been and may continue to be extremely volatile, and we may be delisted from the Nasdaq National Market System.

   The market price of our common stock has declined significantly in recent months, and we expect that it will continue to be subject to significant fluctuations as a result of variations in our quarterly operating results and the overall decline in the Nasdaq stock market. These fluctuations have been, and may continue to be, exaggerated because an active trading market has not developed for our stock. Thus, investors may have difficulty selling shares of our stock at a desirable price, or at all. Our stock is currently trading below the $1 per share requirement for continued listing on the Nasdaq National Market, and on January 4, 2001 we received notice from Nasdaq that our stock may be delisted from the Nasdaq National Market if we are unable to regain compliance with this requirement by April 4, 2001. We currently intend to seek a Nasdaq hearing for appeal if and when we receive such notice. If our efforts in this regard are unsuccessful, our stock will be delisted from the Nasdaq National Market System.

   In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

  . announcements of technological or competitive developments;

  . acquisitions or strategic alliances by us or our competitors;

  . the gain or loss of a significant strategic partner;

  . changes in estimates of our financial performance or changes in recommendations by securities analysts; and

  . reductions in operating scope.

   In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its stock. Any securities litigation claims brought against us could result in substantial expense and the diversion of management's attention from our core business.

We are dependent on a single-source supplier and on a single distributor for the "Dr. Dean Edell" brand of eyewear.

   We currently sell our Dr. Dean Edell brand of eyewear to a single distributor under an exclusive arrangement for resale to brick-and-mortar retail stores. We are currently in negotiations with this distributor regarding changes to the existing agreement that may result in inventory values not being realized. Accounts receivable due from this distributor represented almost 70% of our total receivables as of December 31, 2000. Any failure of this distributor to effectively market and sell the product could harm our business. We have entered into an exclusive supply agreement with a single-source supplier for the "Dr. Dean Edell" brand of non-prescription eyewear, and we are in negotiations with the supplier regarding changes to the existing agreement. Any failure by this supplier to provide sufficient quantities and types of products in a timely manner could result in our inability to fulfill customer orders, which in turn could harm our business. Any disruption in either our supply or distribution of these products could harm our business.

We may not achieve the expected benefits of the acquisition of Vitamins.com, or the acquisition of the assets of DrugEmporium.com and Comfort Living, and their integration may result in disruption to our business or the distraction of our management and employees.

   We may not be able to successfully assimilate the Vitamins.com, DrugEmporium.com or ComfortLiving.com assets and operations or accomplish the execution of our e-Commerce business plan. The integration of these recent acquisitions into our business has strained, and may continue to strain, our existing technology and operations systems as we continue to assimilate Vitamins.com and DrugEmporium.com into our existing operations and begin integrating the assets of Comfort Living into our existing operations. In addition, the personnel that we have hired pursuant to these acquisitions may decide not to continue working for us or otherwise may not integrate successfully with our current staff. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses.

   Our merger with Vitamins.com, and our acquisitions of the assets of DrugEmporium.com and Comfort Living could adversely affect our combined financial results or the market price of our common stock. If the benefits of the merger or the acquisitions do not exceed the costs associated with them, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger and acquisitions, our financial results, including earnings per share, could be adversely affected. In addition, if we do not achieve the perceived benefits of these acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, the market price of our common stock may decline.

Future sales of shares by existing stockholders could affect our stock price.

   We have filed an S-3 Registration Statement covering the resale of approximately 29.4 million shares of our common stock by selling stockholders. In addition to the shares being registered on the Form S-3, approximately 16.3 million shares are saleable in the public market without restriction under the Securities Act or are saleable under Rule 144 of the Securities Act, subject to volume, manner of sale, notice and current reporting information requirements. In addition, approximately 4.5 million shares of our common stock are subject to options outstanding, and approximately 2.9 million of these options were repriced in December 2000 and carry an exercise price of $0.4062 per share. Because our stock price is currently low and the trading volume is thin, the sale of a substantial number of shares could depress the price of our stock dramatically and could jeopardize our ability to maintain our Nasdaq National Market listing. Any substantial sales could also make it more difficult for us to sell equity-related securities in the future at an appropriate price, or at all.

Consumer protection privacy concerns may result in a decrease in traffic or a decrease in revenues.

   Our network of websites captures information regarding our users in order to personalize our websites for them and to assist sponsors and advertisers in targeting their products and advertising campaigns to particular demographic groups. Any changes in privacy policies and practices, whether self-imposed or imposed by government regulation, could affect the way in which we conduct our business, especially those aspects that involve the collection of, use of and access to personal identifying information. For example, limitations on or elimination of the use of cookies could limit our ability to personalize our website for the user, and could limit the effectiveness of the targeting of advertisements, both of which could impair our ability to generate sponsorship and advertising revenue. Any perception of security and privacy concerns by the public, whether or not valid, could inhibit market acceptance of our network of websites. Privacy concerns may cause users not to visit our websites or, if they visit, not to provide the personal data necessary to target our content and advertising.

   Because of the interest in the privacy of health-related information, we or any other e-health company could become either a target of, or a witness in, a federal or state agency or private party claim regarding privacy issues, any of which could be expensive and time-consuming, could divert the attention of senior management from our core business and could harm our business.

We face substantial competition from better-established companies, which could result in our failure to gain needed market share.

   Over 15,000 healthcare websites compete with us for customers, users, advertisers, content and product providers, institutional clients and other sources of online revenue. We compete with other dedicated healthcare information websites, such as WebMD, drkoop.com, DiscoveryHealth.com, InteliHealth, and Medscape.com. In addition, we compete with:

  . traditional brick-and-mortar drug stores, including drug store chains, supermarkets, mass market retailers, nutraceutical stores and independent drug stores, many of whom have begun or have announced their intention to offer online services;

  . other online drug stores, such as drugstore.com and CVS.com

  . other online dietary supplement stores, such as VitaminShoppe.com;

  . pharmacy benefit managers, or PBMs, that direct sales of pharmaceuticals;
    and

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

   The intense competition in the online drug store business has resulted in price discounting and difficulty in building customer loyalty. We believe that we may face a significant competitive challenge from our online competitors forming alliances with brick and mortar drug stores, HMOs, PBMs or other competitors, which could both strengthen our competitors and/or preclude us from entering into similar relationships with their partners. For instance, Merck/Medco has entered into an alliance with CVS.com and drugstore.com has formed an alliance with RiteAid. Increased competition in the online drug store business has resulted in, and could continue to result in, price reductions, fewer customer orders, reduced margins and loss of, or failure to build, market share.

   In the market for enterprise web services, we compete mainly with payors' and providers' internal systems development teams, with local web development companies, and with other consumer-oriented websites that are selling applications to institutions, such as drkoop.com and WebMD. We also compete with drugstore.com and CVS.com in the sale of e-Commerce solutions to healthcare institutions. Healthcare participants may determine that our tools and website development and maintenance services are inferior to those of our competitors, that our product mix is inappropriate for their needs, or that it would be better for them to independently develop and manage their own websites.

Consumers may reject the concept of an online health products store in favor of a brick-and-mortar store.

   Historically, many pharmaceutical and other healthcare products have been sold through the personal referral of a physician or pharmacist, and thus there is no established business model for the sale of healthcare products or services over the Internet. Specific factors that could prevent widespread customer acceptance of our online drug and health product stores include:

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

   We are currently in dispute with Microsoft with regard to our claims of breach of contract by Microsoft and their payment claims against us. We have begun the process of settlement negotiations with Microsoft, however, if Microsoft were to prevail on its claim, we could face potentially substantial payment obligations.

   We are in the process of renegotiating and/or terminating certain major contractual relationships such as lease agreements, licensing agreements and advertising agreements, and may renegotiate certain additional contractual relationships, any of which could disrupt our business and/or cause us to incur additional costs or make additional payments.

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

We have experienced and may experience systems interruptions and capacity constraints on our HealthCentral.com network, which could result in adverse publicity, revenue losses and erosion of customer trust.

   In the past, we have experienced system interruptions in the performance of our websites. Any additional system problems in the HealthCentral.com network, such as system disruptions, slower system response times and degradation in customer service levels, could result in negative publicity, cause our users to use our competitors' services and reduce our revenues. Additionally, if we fail to meet the website performance standards in our contracts with our institutional clients, they may terminate their agreements, require refunds or fail to renew contracts with us, any of which could decrease our institutional revenues.

   We are also vulnerable to breaches in our security and to natural disasters. We may not be able to correct any problem in a timely manner. Because we outsource the server hosting function to third parties, some systems interruptions may be outside of our control. We have no formal disaster recovery plan, and our insurance may not adequately compensate us for losses that may occur due to systems interruptions.

Breaches in our security and other unexpected problems could result in lawsuits by customers and a violation of federal law.

   We retain confidential customer and patient information on our servers. Any breach of security from a physical break-in, computer virus, programming error or attack by a third party or an unexpected natural disaster could subject us to a lawsuit. We have expended, and may be required to expend, significant sums to protect against security breaches or to alleviate problems caused by breaches. In addition, a breach of privacy of patient health records could constitute a violation of federal law.

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

Our quarterly operating results are subject to significant fluctuations, and our stock price may continue to decline if we do not meet revenue goals or quarterly expectations of investors and analysts.

   In part because of our limited operating history, it is difficult to forecast accurately our future revenues or results of operations. We have recently made certain organizational changes to focus operations on e-commerce and our catalog business and to conserve cash. We have reduced our marketing budget substantially and thus it may be difficult for us to achieve our revenue targets. A variety of factors may cause our annual and quarterly operating results to fluctuate significantly including:

  . reductions in spending on marketing and other promotional activities;

  . customer visits and purchases on the WebRx.com, Vitamins.com, DrugEmporium.com, ComfortLiving.com, HealthCentral.com and RxList.com websites and associated costs;

  . demand for our products and mix of products sold;

  . shifts in the nature and amount of publicity about us or our competitors;

  . changes in our pricing policies or the pricing policies of our competitors;

  . changes in the frequency and size of repeat purchases by customers of our online stores and retail stores;

  . management of our inventory levels and fulfillment operations;

  . interruptions in product supply, supplier channels or relationships;

  . fluctuations in the wholesale prices of the products we sell, as well as shipping costs or delivery times;

  . seasonal patterns of spending by customers, advertisers and sponsors and trends in advertising rates;

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

Our recent growth has strained our existing personnel and other resources, and any failure to manage our operations could increase our operating costs.

   We have experienced a period of significant growth in our business, which has placed, and will continue to place, a significant strain on our resources. As we continue to rationalize our cost structure, including the implementation of additional planned layoffs, we will need to improve our efficiency, which we may not be able to accomplish. Any failure to successfully manage our operations and increase our efficiency could distract management attention and result in our failure to execute on our business plan. As a result of our acquisitions, we need to assimilate the operations of Vitamins.com, DrugEmporium.com and Comfort Living into our operations. In order to manage this growth effectively, we will need to implement and integrate transaction-processing, operational, reporting, and financial systems, rationalize and train our employee base, and maintain close coordination among our technical, finance, marketing, sales and editorial staffs. Our integration and operational efforts are complicated by the fact that Vitamins.com operates in the Washington D.C. and New York areas, DrugEmporium.com operations are based in Kentucky and the Comfort Living operations are based in Maryland. Thus, we have to manage an enterprise operating over a wide geographical area. We will need to expend significant amounts of our time and financial resources as we consolidate these operations and otherwise restructure these operations to achieve efficiencies from these acquisitions, which may distract management and further strain our technology and staffing resources. We also need to devote resources to website development, strategic relationships, technology infrastructure and operational infrastructure.

In order to execute our business plan we must retain and motivate highly skilled employees, and we face significant competition from other Internet, healthcare and new media companies in doing so.

   If we fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed. Competition for personnel throughout the Internet and healthcare industries is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in retaining highly skilled employees with appropriate qualifications. Recent and planned layoffs within our company may make it harder to retain key employees. Additionally, the loss of any of our key executive officers could have a significant negative impact on our operations.

We may be exposed to liabilities that are not covered by the indemnification available under the Vitamins.com merger agreement, the DrugEmporium.com asset purchase agreement or the more.com and Comfort Living asset purchase agreement, which may harm our results of operation and financial condition.

   Upon consummation of our merger and asset purchase agreements, we assumed all the liabilities of Vitamins.com, and certain liabilities of DrugEmporium.com and Comfort Living. In addition, it is possible that liabilities may arise in the future which we did not discover or anticipate. To the extent these liabilities are inconsistent with representations and warranties made in the respective agreements, we may have a claim for indemnification against the former stockholders of Vitamins.com, DrugEmporium or more.com. Pursuant to the Vitamins.com agreement, 10% of the HealthCentral.com common stock issued in the merger was placed in an escrow account and will be held to cover any indemnification claims for a period equal to the lesser of twelve months after the effective time or the period ending two business days after the escrow holder receives written notification that we have issued our first independent audit report showing the combined results of operations of HealthCentral.com and Vitamins.com. The DrugEmporium.com and more.com agreements provide that 10% of the HealthCentral.com stock issued in each purchase will be placed in an escrow account for indemnification and held for a period of one year. The escrow amount will be our sole recourse for indemnification claims other than in the case of fraud. However, the assumed liabilities, both at the time of and arising after the consummation of the agreements, may exceed our expectations and the escrow amount may be insufficient to cover these liabilities. If liabilities for which indemnification is available exceed the escrow amount, we will suffer financial losses, which may harm our business, results of operation and financial condition.

Any future acquisitions of companies or technologies may result in disruptions to our business and/or the distraction of our management.

   To date, we have completed mergers or asset acquisitions of six companies, Enterprise Web Services, HealthCentralRx.com, RxList.com, Vitamins.com, DrugEmporium.com and more.com/Comfort Living, and we have acquired the license to use the Dr. Dean Edell Eyewear brand. We are not currently planning any additional acquisitions; however we may acquire or make investments in other complementary businesses and technologies in the future. We may not be able to identify other future suitable acquisition or investment candidates, and even if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. If we do acquire or invest in other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction and will likely face integration risks, including but not limited to:

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

   Our failure to adequately address these issues could harm our business. See also "We may not achieve the expected benefits of the acquisition of Vitamins.com, or the acquisition of the assets of DrugEmporium.com and Comfort Living, and their integration may result in a disruption to our business or the distraction of our management and employees."

We could face significant non-cash stock-based charges.

   In light of the recent decline in our stock price and in an effort to retain our employee base, in December 2000 we exchanged stock options held by employees and certain consultants. In exchange for accepting new vesting schedules, the exercise price of all eligible employee and certain consultant options with an exercise price in excess of $0.4062 was reduced to $0.4062, the closing market price on the Nasdaq on December 11, 2000. As a result of this repricing, options to purchase a total of 2,967,890 shares will be subject to variable accounting treatment, which means that any increase in our stock price will result in non-cash accounting charges, which would increase our net loss.

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

   Pharmacy errors relating to prescriptions, dosage and other aspects of the medication dispensing process could produce liability for us. Pharmacists are required by law to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information they deem important. This counseling is expected to be accomplished by telephone access to pharmacists, but also in part through inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present. We also post product information on our WebRx.com, RxList.com, Vitamins.com, DrugEmporium.com and ComfortLiving.com websites, which creates additional potential for claims to be made against us. Our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

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

We may be sued by consumers as a result of the health-related products we sell through our online and offline channels.

   Consumers may sue us if any of our products or services that are sold through our online or offline channels are defective, fail to perform properly or injure the user, even if such goods and services are manufactured and provided by unrelated third parties. Liability claims could require us to spend significant time and money in litigation or to pay significant damages and could seriously damage our reputation.

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

   Any indemnification provisions that we may have in agreements may not be adequate to protect us. Our insurance may not adequately protect us against these types of claims. Further, our business is based on establishing the HealthCentral.com network as a trustworthy and dependable provider of healthcare information and services. Allegations of impropriety, even if unfounded, could therefore harm our reputation and business.

A failure to build our brand names quickly and significantly will result in lower than expected revenues.

   If we do not gain significant brand recognition quickly, we may lose the opportunity to build a critical mass of customers, and our business may fail. Some of our competitors, such as drugstore.com, CVS.com, drkoop.com, WebMD and medscape.com, have stronger name recognition than do we. The increasing competition in our markets makes building a brand more expensive and difficult than it otherwise would be. To increase brand recognition, we may need to offer product promotions and discounts, all of which are expensive.

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

   Any diminishment in Dr. Edell's reputation as a medical expert and advisor, his death or incapacity, the expiration of his 15 year agreement with us, or any other development that would cause us to lose the benefits of our affiliation with Dr. Edell, could diminish our standing with healthcare consumers as a credible source of healthcare information and could harm sales of the Dr. Dean Edell brand of eyewear. Although we maintain key person life insurance for Dr. Edell, his role in our company is sufficiently critical that the insurance would not adequately protect us in the event of his death.

In order to attract and retain users to our HealthCentral.com network, we need to continue to provide content, which is expensive and difficult to obtain and/or develop.

   To attract and retain users to our HealthCentral.com network, we need to continue to provide informative content. We will need to purchase or license much of this content from third persons. Competition for content from people with the professional reputation, name recognition and expertise that we require is intense and increasing. This competition may increase the fees charged by high quality content providers, resulting in increased expenses for us. We will not only have to expend significant funds to obtain and improve our content, but we must also properly anticipate and respond to consumer preferences for this content. If we are unable to enter into agreements for the delivery of desirable content, or lose any existing agreements, it could delay market acceptance of the HealthCentral.com network.

The success of our business model is dependent on continued growth and acceptance of the Internet and growth of the online market for healthcare information, products and services.

   Our business model assumes that consumers will be attracted to and use healthcare information and related content available on our Internet-based consumer healthcare network which will, in turn, allow us the opportunity to sell advertising and sponsorships designed to reach those consumers. Our business model also assumes that those consumers will purchase health-related products online using our website and that healthcare organizations and other Internet healthcare companies will partner with us to reach these consumers. This business model is not yet proven and may not be successful. Our future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an important channel for the delivery of healthcare information, products and services. The Internet may not prove to be a viable commercial medium due to inadequate development of a reliable network, delays in development of high speed modems, or delays in the adoption of new technologies or adapt our network, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards.

If we do not respond to rapid technological changes affecting the Internet healthcare industry, our products and services could become obsolete.

   Any failure to respond to technological advances and emerging industry standards could impair our ability to attract and retain customers. As the Internet and online commerce industry evolve, we must address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost- effective and timely basis. We may not be able to successfully implement new technologies or adapt our network, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards.

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

  . dispensing and delivering prescription or over-the-counter drugs and other medical products;

  . advertising drugs, cosmetics and nutritional supplements; and

  . state insurance regulations.

   Further, because the Internet health business is novel, federal and state agencies may apply laws and regulations to us in unanticipated ways, and may produce new legislation regulating our business, which could increase our costs or reduce or eliminate certain of our activities or our revenues. See "Business--Government Healthcare Regulation" and "Business--Other Governmental Regulation"

Governmental regulation of the Internet could increase our operating costs.

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

   The pressures of cost management, consumer demand for quality and safety and professional concern about consumer reliance on non-professional advice will dominate the healthcare marketplace for the foreseeable future. Any efforts to contain costs by managed care entities will place downward pressures on gross margins from sales of prescription drugs and other over-the-counter healthcare products. Healthcare reform initiatives of federal and state governments, including proposals designed to significantly reduce spending on Medicare, Medicaid and other government programs, may further impact our revenues from prescription drug sales. As a result, any company in the health business is subject to the risk of an extremely changeable marketplace, which could result in our need to continually modify our business model, which could harm our business.

It may be difficult for a third party to acquire us even if doing so would be beneficial to our stockholders.

   Provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include the following:

  . establishment of a classified board in which only a portion of the total board members will be elected at each annual meeting;

  . authorization for the board to issue preferred stock;

  . prohibition of cumulative voting in the election of directors;

  . advance notice requirements for nominations for election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

  . change of control clauses in the employment agreements with several company officers.

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

   The relationship between regulations governing domain names and always protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our brands, trademarks and other proprietary rights. In addition, we may be unable to prevent third parties from acquiring and using domain names relating to our brands. Any confusion that may result from information on or related to any websites with domain names relating to our brands could impair both our ability to capitalize upon our brands and our marketing strategy.

Item 7a. Qualitative and Quantitative Disclosure About Market Risk.

   Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk. We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2000.

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

Item 8. Financial Statements and Supplementary Data.

   See Part IV, Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

   The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10-13), except for the information with respect to the Company's executive officers, which is included in "Item 1, Business-Executive Officers."

                                    PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K.

    (a) The following documents are filed as part of this Form 10-K:

    (1) Consolidated Financial Statements and Report of
        PricewaterhouseCoopers LLP, which are set forth in the Index to Consolidated Financial Statements at page F-1

    (2) Financial Statement Schedules--See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 of this Report on Form 10-K.

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

    (3) Exhibits (number in accordance with Item 601 of Regulation S--K)

    (b) Exhibits

 Number                                Description
 ------                                -----------
  2.1    Asset Purchase Agreement dated July 24, 2000 by and among
         HealthCentral.com, HCC Subsidiary Corp., DrugEmporium.com, Inc. and
         Drug Emporium, Inc. (as amended on September 11, 2000) (Filed as
         Exhibits 2.1 and 2.2 to the Company's Current Report on Form 8-K filed on September 28, 2000 and herein incorporated by reference.)

  2.2    Asset Purchase Agreement dated October 23, 2000, by and among
         HealthCentral.com, HCEN Acquisition Corporation, more.com, Inc. and
         Comfort Living, Inc. (as amended on November 14, 2000 and November 27,
         2000) (Filed as Exhibits 2.5, 2.6 and 2.7 to the Company's Current
         Report on Form 8-K, filed on December 21, 2000 and herein incorporated by reference.)

  2.3    Agreement and Plan or Reorganization and Merger among
         HealthCentral.com, HCC Acquisition Corp. and Vitamins.com, Inc., dated as of March 15, 2000 (Filed as Exhibit 2.1 to the Company's Current
         Report on Form 8-K, filed on June 19, 2000, and herein incorporated by reference.)

  3.3(1) Amended and Restated Certificate of Incorporation of the Company

  3.5++  Amended and Restated Bylaws of the Company

  3.8    Certificate of Designation of Series A Preferred Stock of
         HealthCentral.com dated September 7, 2000

  4.1(1) Form of Company's Common Stock Certificate

  4.2(3) Registration Rights Agreement between the Company and Alta Vista
         Company dated August 2, 2000

  4.3 Registration Rights Agreement between the Company and Don Bayless dated December 2, 2000

  4.4    Registration Rights Agreement between the Company and Goldberg,
         Marchesano Partners, Inc. dated December 22, 2000

 10.1(1) First Amended and Restated Investors' Rights Agreement dated August
         27, 1999 between the Company and certain investors

 10.2(2) 1999 Stock Plan, as amended on January 2000, and form of stock option agreements and restricted stock purchase agreements

 10.3(2) Amended and Restated 1998 Stock Plan, as amended on January 2000, and form of stock option agreements and restricted stock purchase agreements

 10.4(1) 1999 Employee Stock Purchase Plan, and form of subscription agreement

 10.5(1) 1999 Directors' Stock Option Plan, and form of stock option agreement

  Number                                Description
  ------                                -----------

 10.6(1)   Form of Common Stock Agreement between the Company and each of Dean
           S. Edell M.D. and James J. Hornthal

 10.9(1)   Employment Agreement between the Company and Deryk Van Brunt

 10.10(3)  Employment Agreement between the Company and Albert Greene, dated
           August 16, 1999, as amended June 27, 2000

 10.11(1)  Offer Letter from the Company to C. Fred Toney dated June 16, 1999

 10.15(1) License and Confidential Information Agreement between the Company and Dr. Dean S. Edell dated May 14, 1999

 10.16(1) Office Lease between the Company and Christie Avenue Partners JS dated March 26, 1999

 10.17(1)  Landlord's Consent and Agreement (Sublease) between the Company and
           Burnham Pacific Operating Partnership, L.P. dated July 22, 1999

 10.19(1)+ Co-Branded Site Agreement by and between the Company, Graedon
           Enterprises, Inc., and Joe Graedon and Teresa Graedon dated
           September 9, 1999

 10.21(1)  Agreement and Plan of Reorganization by and between the Company, HC
           Acquisition Corporation and ePills, Inc. dated September 28, 1999

 10.24(1)  Form of Indemnification Agreement

 10.25(1) Agreement and Plan of Reorganization by and between the Company and RxList.com dated October 25, 1999

 10.26(1)  Industrial Lease between ePills.com and H.S.P. dated May 4, 1999

 10.27(1)+ Co-Branding Content Agreement between the Company and MediaLinx
           Interactive, L.P. dated June 30, 1999

 10.29(1) Assumed HealthCentralRx.com 1999 Stock Option Plan and form of incentive stock option agreement

 10.30(2)  Agreement with Covert Bailey dated December 1999

 10.31(4)  Employment Agreement between the Company and Robert M. Haft, dated
           March 15, 2000 and effective as of June 16, 2000

 10.32(4)  Assignment and Amendment Agreement among the Company, Brand Optical
           Corporation and Dr. Dean Edell, dated April 11, 2000

 10.33     Industrial Lease Agreement between Telestar Court Limited
           Partnership and Vitamins Superstore, L.L.C. dated June 19, 1997

 10.34     Industrial Lease Agreement between Drug Emporium, Inc. and Crow
           Family Holdings Industrial Limited Partnership dated July 15, 1999

 10.35 Office Lease between the Company and Christie Avenue Partners JS dated May 19, 2000 (as amended June 5, 2000)

 10.36     Offer Letter from the Company to James Schanzenbach dated August 15,
           2000

 10.37     Assignment Agreement between Drug Emporium, Inc. and
           DrugEmporium.com, Inc., dated February 29, 2000

 10.38 Assignment Agreement between the Company and DrugEmporium.com, Inc., dated August 30, 2000

 10.39     Common Stock Repurchase Agreement between the Company and C. Fred
           Toney dated November 13, 2000

 Number                               Description
 ------                               -----------
 10.40  Amendment I to Industrial Lease Agreement between the Company and Crow
        Family Holdings Industrial Limited Partnership, dated November 27, 2000

 10.41  Severance and Change of Control Agreement between the Company and C.
        Fred Toney dated December 2000

 21.1++ List of subsidiaries

 23.1   Consent of Independent Accountants, PricewaterhouseCoopers LLP

 23.2   Consent of Independent Accountants, Arthur Andersen LLP

 24.1   Power of Attorney (Page 47)

- --------
+ Confidential treatment has been granted by the Securities and Exchange Commission

++ Supersedes previously filed exhibit

(1) Filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-88019) and herein incorporated by reference

(2) Filed with the Annual Report on 10-K for the year ending December 31, 1999, filed on March 10, 2000 and herein incorporated by reference

(3) Filed with the Quarterly Report on 10-Q for the quarter ending June 30, 2000, filed on August 14, 2000 and herein incorporated by reference

(4) Filed with Quarterly Report on 10-Q for the quarter ending September 30, 2000, filed on November 14, 2000 and herein incorporated by reference.

    (c) Reports on Form 8-K

   A current report on Form 8-K was filed with the SEC on October 27, 2000 to report the issuance of a press release on the more.com, Inc. and Comfort Living, Inc. asset acquisition.

   A current report on Form 8-K was filed with the SEC on November 16, 2000 to report the receipt of notice of Robert M. Haft's resignation from the Board of Directors.

   A current report on Form 8-K/A was filed with the SEC on November 28, 2000 to include financial statements for the Drug Emporium, Inc. asset acquisition.

   A current report on Form 8-K was filed with the SEC on December 11, 2000 to announce the approval of an option repricing program.

   A current report on Form 8-K was filed with the SEC on December 21, 2000 to report the close of its acquisition of the assets of more.com, Inc. and Comfort Living, Inc.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HealthCentral.com


                                                 /s/ C. Frederick Toney
                                          By: _________________________________
                                                    C. Frederick Toney,
                                                 Chief Executive Officer,
                                                Chief Financial Officer and
                                                         Director

Date: April 2, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Frederick Toney as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact , or his substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/ C. Frederick Toney          Chief Executive Officer,      April 2, 2001
____________________________________  President, Chief Financial
         C. Frederick Toney           Officer and Director
                                      (Principal Executive
                                      Officer, Financial and
                                      Accounting Officer)

          /s/ Dean Edell             Director                      April 2, 2001
____________________________________
             Dean Edell

                                     Chairman of the Board
____________________________________
          Albert L. Greene

        /s/ James Hornthal           Director                      April 2, 2001
____________________________________
           James Hornthal

     /s/ Michael D. McDonald         Director                      April 2, 2001
____________________________________
        Michael D. McDonald

                               HEALTHCENTRAL.COM

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
Report of Independent Accountants--PricewaterhouseCoopers LLP.............. F-2

Report of Independent Accountants--PricewaterhouseCoopers LLP.............. F-3

Report of Independent Accountants--Arthur Andersen LLP..................... F-4

Consolidated Balance Sheets................................................ F-5

Consolidated Statements of Operations...................................... F-6

Consolidated Statements of Stockholders' Equity............................ F-7

Consolidated Statements of Cash Flows...................................... F-8

Notes to Consolidated Financial Statements................................. F-9

Report of Independent Accountants on Financial Statement Schedule.......... S-1

Schedule II--Valuation and Qualifying Accounts............................. S-2

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HealthCentral.com:

   In our opinion, based on our audit and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HealthCentral.com and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Vitamins.com, Inc., a wholly owned subsidiary, which statements reflect total assets of $30,694,894 as of December 31, 1999 and total revenues of $16,940,977 for the year ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Vitamins.com, Inc., is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained losses and negative cash flows from operations since its inception. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 9, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HealthCentral.com:

   In our opinion, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of HealthCentral.com and its subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

   We previously audited and reported on the consolidated statements of operations and cash flows of HealthCentral.com for the year ended December 31, 1998, prior to its restatement for the June 16, 2000 pooling of interests. The contribution of HealthCentral.com to revenues and net loss represented 3 percent and 25 percent for the year ended December 31, 1998 of the respective totals. Separate financial statements of the other company included in the 1998 restated consolidated statements of operations and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statements of operations and cash flows for the year ended December 31, 1998, after restatement for the June 16, 2000 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of notes to consolidated financial statements.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained losses and negative cash flows from operations since its inception. These matters raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 9, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Vitamins.com, Inc.:

   We have audited the consolidated balance sheets of Vitamins.com, Inc. (formerly Vitamin Superstore, LLC; the "Company," a Delaware corporation), as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitamins.com, Inc., as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

   The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management plans to raise sufficient financing to meet its needs for the coming year (see Note 1). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

Vienna, Virginia
February 17, 2000
(except with respect to
the matter discussed
in Note 9 of the
financial statements
incorporated by
reference herein, as to
which the date is June
16, 2000)

                               HEALTHCENTRAL.COM

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                   ---------------------------
                      ASSETS                           2000           1999
                      ------                       -------------  ------------
Current assets:
  Cash and cash equivalents....................... $  14,208,364  $ 83,690,072
  Accounts receivable, net of allowance for
   doubtful accounts of $83,941 and $64,609,
   respectively...................................     3,058,940     1,149,020
  Inventory.......................................     9,006,016     5,464,633
  Prepaid expenses and other current assets.......     2,064,815     4,672,349
                                                   -------------  ------------
    Total current assets..........................    28,338,135    94,976,074
Property and equipment, net.......................    11,685,865     6,253,153
Other assets......................................       439,495     1,535,799
Intangible assets.................................     4,922,353    46,072,969
                                                   -------------  ------------
    Total assets.................................. $  45,385,848  $148,837,995
                                                   =============  ============
 LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
                 PREFERRED STOCK
             AND STOCKHOLDERS' EQUITY
 -----------------------------------------------
Current liabilities:
  Accounts payable................................ $  12,258,364  $  8,360,133
  Accrued expenses................................     3,701,438     2,321,608
  Deferred revenue and other current liabilities..     1,279,645       431,535
  Current portion of obligations under capital
   leases.........................................     3,258,040       326,058
  Note payable....................................           --      2,540,784
                                                   -------------  ------------
    Total current liabilities.....................    20,497,487    13,980,118
Deferred rent.....................................       194,708       171,727
Obligations under capital leases..................     1,289,258       621,097
                                                   -------------  ------------
    Total liabilities.............................    21,981,453    14,772,942
                                                   -------------  ------------
Mandatorily redeemable convertible preferred
 stock, $0.001 par value, 0 and 19,220,935 shares
 authorized at December 31, 2000 and 1999,
 respectively, 0 and 17,411,710 shares issued and
 outstanding at December 31, 2000 and 1999,
 respectively.....................................           --     36,565,397
                                                   -------------  ------------
Commitments and contingencies (Notes 11 and 13)
Stockholders' equity:
  Convertible preferred stock, $0.001 par value,
   5,000,000 shares authorized at December 31,
   2000 and 1999, respectively, 480,000 and 0
   issued and outstanding at December 31, 2000 and
   1999, respectively.............................     7,274,880           --
  Common stock, $0.001 par value, 100,000,000
   shares authorized at December 31, 2000 and
   1999, respectively, and 50,282,394 and
   27,602,336 issued and outstanding at December
   31, 2000 and 1999, respectively................        50,097        27,417
  Additional paid-in capital......................   210,831,291   169,646,821
  Note receivable from stockholder................       (65,457)     (465,457)
  Deferred stock compensation.....................    (1,487,023)   (5,005,965)
  Accumulated deficit.............................  (193,199,393)  (66,703,160)
                                                   -------------  ------------
    Total stockholders' equity....................    23,404,395    97,499,656
                                                   -------------  ------------
    Total liabilities, mandatorily redeemable
     convertible preferred stock and stockholders'
     equity....................................... $  45,385,848  $148,837,995
                                                   =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               HEALTHCENTRAL.COM

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                       ----------------------------------------
                                           2000           1999         1998
                                       -------------  ------------  -----------
Revenues:
  eCommerce and other product sales..  $  43,051,726  $ 17,041,760  $ 4,340,297
  Advertising, content and other.....      2,952,974     1,188,753       15,259
                                       -------------  ------------  -----------
    Total revenues...................     46,004,700    18,230,513    4,355,556
                                       -------------  ------------  -----------
Operating and other expenses:
  Cost of eCommerce and other product
   sales.............................     32,301,566    11,793,276    2,646,179
  Content and product development....     10,346,029     4,398,580      136,788
  Sales and marketing................     56,435,754    28,671,971    2,318,122
  General and administrative.........     10,593,593     4,683,423      914,002
  Amortization of intangible assets..     14,799,823     3,657,222          --
  Stock compensation.................      1,765,279     6,245,822      104,641
  Acquired in-process research and
   development.......................            --        804,525          --
  Acquisition and contract
   termination costs.................      9,258,375           --           --
  Write-off of intangibles...........     39,134,092           --           --
                                       -------------  ------------  -----------
    Total operating and other
     expenses........................    174,634,511    60,254,819    6,119,732
                                       -------------  ------------  -----------
Loss from operations.................   (128,629,811)  (42,024,306)  (1,764,176)
Other expense, net...................       (343,426)      (32,568)         --
Interest income (expense), net.......      2,477,004       777,867      (20,519)
                                       -------------  ------------  -----------
Net loss.............................   (126,496,233)  (41,279,007)  (1,784,695)
Preferred stock dividends............            --    (22,275,542)         --
                                       -------------  ------------  -----------
Net loss attributable to common
 stockholders........................  $(126,496,233) $(63,554,549) $(1,784,695)
                                       =============  ============  ===========
Basic and diluted net loss per share
 attributable to common stockholders.  $       (3.39) $      (5.67) $     (0.25)
                                       =============  ============  ===========
Shares used in computing basic and
 diluted net loss per share
 attributable to common stockholders.     37,359,590    11,204,708    7,016,416
                                       =============  ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               HEALTHCENTRAL.COM

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       Convertible                                              Note
                     Preferred Stock         Common Stock       Additional   Receivable     Deferred
                  ----------------------  -------------------    Paid-In        from         Stock       Accumulated
                    Shares      Amount      Shares    Amount     Capital     Stockholder  Compensation     Deficit
                  ----------  ----------  ----------  -------  ------------  -----------  ------------  -------------
Balance at
 December 31,
 1997...........         --   $      --    6,811,178  $ 6,580  $  3,017,207  $(1,175,780) $       --    $  (1,363,916)
Issuance of
 Series A
 preferred stock
 and warrants,
 net............   1,012,500       1,134         --       --      1,933,891          --           --              --
Issuance of
 common stock...         --          --    1,427,165    1,436     8,966,924   (3,365,931)         --              --
Deferred
 compensation
 expense in
 connection with
 issuance of
 stock options..         --          --          --       --        389,122          --      (389,122)            --
Amortization of
 deferred stock
 compensation...         --          --          --       --            --           --       104,641             --
Net loss........         --          --          --       --            --           --           --       (1,784,695)
                  ----------  ----------  ----------  -------  ------------  -----------  -----------   -------------
Balance at
 December 31,
 1998...........   1,012,500       1,134   8,238,343    8,016    14,307,144   (4,541,711)    (284,481)     (3,148,611)
Deferred
 compensation
 expense in
 connection with
 issuances of
 stock options..         --          --          --       --      9,521,321          --    (9,661,178)            --
Amortization of
 deferred
 compensation...         --          --          --       --            --           --     4,939,694             --
Issuance of
 Series B
 convertible
 preferred stock
 and warrants,
 net............   4,038,455       4,523         --       --     19,810,542          --           --              --
Common stock
 issued for
 acquisitions...         --          --    5,324,871    5,576    35,572,592          --           --              --
Issuance of
 Series A
 convertible
 preferred stock
 warrants.......         --          --          --       --         49,372          --           --              --
Issuance of
 common stock
 warrants and
 options........         --          --          --       --      1,747,848          --           --              --
Preferred stock
 dividend.......         --          --          --       --     11,388,000          --           --      (11,388,000)
Issuance of
 common stock in
 IPO, net.......         --          --    7,500,000    7,500    74,651,321          --           --              --
Conversion of
 preferred
 stock..........  (5,050,955)     (5,657)  5,050,955    5,051           606          --           --              --
Exercise of
 warrants and
 options........         --          --      936,796      722     1,285,895     (459,526)         --              --
Common stock
 issued.........         --          --       96,142       96        62,636          --           --          (58,648)
Issuance of
 common stock
 for domain name
 purchase.......         --          --      193,774      194     1,249,806          --           --              --
Exercise of
 dilution
 rights.........         --          --      261,455      262          (262)         --           --              --
Forgiveness of
 note receivable
 from
 stockholder....         --          --          --       --            --     1,175,780          --              --
Collection of
 note receivable
 from
 stockholder....         --          --          --       --            --     3,360,000          --              --
Recapitalization
 (Note 8).......         --          --          --       --            --           --           --      (10,828,894)
Net loss........         --          --          --       --            --           --           --      (41,279,007)
                  ----------  ----------  ----------  -------  ------------  -----------  -----------   -------------
Balance at
 December 31,
 1999...........         --          --   27,602,336   27,417   169,646,821     (465,457)  (5,005,965)    (66,703,160)
Stock issued for
 acquisitions...     480,000   7,274,880   4,993,471    4,994     6,002,978          --           --              --
Conversion of
 preferred stock
 to common
 stock..........                          17,411,710   17,412    36,547,985
Exercise of
 options........         --          --      268,098      268       437,199          --           --              --
Issuance of
 common stock
 warrants and
 options........         --          --          --       --         12,878          --           --              --
Amortization of
 deferred
 compensation...         --          --          --       --            --           --     1,693,913             --
Cancellation and
 revaluation of
 common stock
 warrants.......         --          --          --       --       (829,843)         --       159,026             --
Common stock
 issued for
 services.......         --          --      300,000      300       937,200          --           --              --
Common stock
 issued under
 employee stock
 purchase plan..         --          --       19,279       19        54,263          --           --              --
Deferred
 compensation
 adjustment for
 terminated
 employees......         --          --          --       --     (1,666,003)         --     1,666,003             --
Forgiveness of
 note receivable
 from
 stockholder....         --          --     (312,500)    (313)     (312,187)     400,000          --              --
Net loss........         --          --          --       --            --           --           --     (126,496,233)
                  ----------  ----------  ----------  -------  ------------  -----------  -----------   -------------
Balance at
 December 31,
 2000...........     480,000  $7,274,880  50,282,394  $50,097  $210,831,291  $   (65,457) $(1,487,023)  $(193,199,393)
                  ==========  ==========  ==========  =======  ============  ===========  ===========   =============
                      Total
                  Stockholders'
                     Equity
                  --------------
Balance at
 December 31,
 1997...........  $     484,091
Issuance of
 Series A
 preferred stock
 and warrants,
 net............      1,935,025
Issuance of
 common stock...      5,602,429
Deferred
 compensation
 expense in
 connection with
 issuance of
 stock options..            --
Amortization of
 deferred stock
 compensation...        104,641
Net loss........     (1,784,695)
                  --------------
Balance at
 December 31,
 1998...........      6,341,491
Deferred
 compensation
 expense in
 connection with
 issuances of
 stock options..       (139,857)
Amortization of
 deferred
 compensation...      4,939,694
Issuance of
 Series B
 convertible
 preferred stock
 and warrants,
 net............     19,815,065
Common stock
 issued for
 acquisitions...     35,578,168
Issuance of
 Series A
 convertible
 preferred stock
 warrants.......         49,372
Issuance of
 common stock
 warrants and
 options........      1,747,848
Preferred stock
 dividend.......            --
Issuance of
 common stock in
 IPO, net.......     74,658,821
Conversion of
 preferred
 stock..........            --
Exercise of
 warrants and
 options........        827,091
Common stock
 issued.........          4,084
Issuance of
 common stock
 for domain name
 purchase.......      1,250,000
Exercise of
 dilution
 rights.........            --
Forgiveness of
 note receivable
 from
 stockholder....      1,175,780
Collection of
 note receivable
 from
 stockholder....      3,360,000
Recapitalization
 (Note 8).......    (10,828,894)
Net loss........    (41,279,007)
                  --------------
Balance at
 December 31,
 1999...........     97,499,656
Stock issued for
 acquisitions...     13,282,852
Conversion of
 preferred stock
 to common
 stock..........     36,565,397
Exercise of
 options........        437,467
Issuance of
 common stock
 warrants and
 options........         12,878
Amortization of
 deferred
 compensation...      1,693,913
Cancellation and
 revaluation of
 common stock
 warrants.......       (670,817)
Common stock
 issued for
 services.......        937,500
Common stock
 issued under
 employee stock
 purchase plan..         54,282
Deferred
 compensation
 adjustment for
 terminated
 employees......            --
Forgiveness of
 note receivable
 from
 stockholder....         87,500
Net loss........   (126,496,233)
                  --------------
Balance at
 December 31,
 2000...........  $  23,404,395
                  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                               HEALTHCENTRAL.COM

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                       ----------------------------------------
                                           2000           1999         1998
                                       -------------  ------------  -----------
Cash flows from operating activities:
 Net loss............................  $(126,496,233) $(41,279,007) $(1,784,695)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
 Common stock issued for services....            --         62,500        2,429
 Stock compensation expense..........      1,884,273     6,245,822      104,641
 Depreciation and amortization.......     17,253,459     4,384,989      218,403
 Acquired in-process research and
  development........................            --        804,525          --
 Loss on disposal of property........        343,426        32,568          --
 Amortization of prepaid contracts...        965,725       373,884          --
 Stock issued for termination of
  contracts..........................        937,500           --           --
 Write-off of intangible assets and
  website development costs..........     44,253,982           --           --
 Changes in assets and liabilities:
  Accounts and other receivables.....     (2,070,060)     (417,366)     (32,749)
  Prepaid expenses and other assets..      1,514,928    (2,643,953)    (176,376)
  Inventory..........................       (248,585)   (2,858,812)    (940,242)
  Accounts payable...................      2,361,814     5,373,302      520,554
  Accrued expenses...................      1,332,468       272,189       98,374
  Deferred revenue and other current
   liabilities.......................        868,693       (30,897)     109,597
                                       -------------  ------------  -----------
   Net cash used in operating
    activities.......................    (57,098,610)  (29,680,256)  (1,880,064)
                                       -------------  ------------  -----------
Cash flows from investing activities:
 Purchase of property and equipment..     (6,159,784)   (3,723,868)    (990,300)
 Proceeds from sale of property and
  equipment..........................         21,121         1,625          --
 Cash paid in connection with
  acquisitions, net of cash received.     (3,340,339)   (6,169,405)         --
 Cash paid for domain name...........            --       (290,583)         --
 Payments to related party...........     (2,157,398)   (2,302,901)    (563,541)
                                       -------------  ------------  -----------
   Net cash used in investing
    activities.......................    (11,636,400)  (12,485,132)  (1,553,841)
                                       -------------  ------------  -----------
Cash flows from financing activities:
 Proceeds from issuance of
  mandatorily redeemable convertible
  preferred stock....................            --     23,266,584          --
 Proceeds from issuance of
  convertible preferred stock........            --     18,315,065    1,935,025
 Payments on capital leases..........     (1,167,080)     (174,148)    (124,005)
 Proceeds from issuance of notes
  payable............................            --      1,500,000          --
 Proceeds from warrant exercises.....            --        809,991          --
 Collection of notes receivable from
  stockholders.......................            --      3,360,000          --
 Proceeds from issuance of common
  stock..............................        420,382    74,675,921    5,600,000
                                       -------------  ------------  -----------
   Net cash (used in) provided by
    financing activities.............       (746,698)  121,753,413    7,411,020
                                       -------------  ------------  -----------
Net (decrease) increase in cash and
 cash equivalents....................    (69,481,708)   79,588,025    3,977,115
Cash and cash equivalents at
 beginning of year...................     83,690,072     4,102,047      124,932
                                       -------------  ------------  -----------
Cash and cash equivalents at end of
 year................................  $  14,208,364  $ 83,690,072  $ 4,102,047
                                       =============  ============  ===========
Supplemental disclosures of cash flow
 information:
 Cash paid for interest..............  $     291,186  $    173,043  $    37,065
Supplemental disclosures of non-cash
 investing and financing activities:
 Deferred stock compensation adjusted
  for terminations...................  $  (1,666,003) $  9,661,178  $   389,122
 Warrants and options issued in
  connection with agreements.........         12,878     1,496,153          --
 Cancellation of warrants issued in
  connection with agreements.........        (57,177)          --           --
 Conversion of preferred stock to
  common stock.......................     36,565,397           --           --
 Common stock purchased with notes
  receivables........................            --        459,526    3,365,931
 Stock warrants issued in connection
  with sale of preferred stock.......            --        301,317      408,629
 Issuance of stock in connection with
  acquisitions and purchase of
  assets.............................     13,282,854    39,239,671          --
 Payment of note payable with
  preferred stock....................            --      1,500,000          --
 Forgiveness of note from
  stockholder........................       (431,495)   (1,175,780)         --
 Preferred stock dividends...........            --     22,275,542          --
 Assets acquired under capital
  leases.............................         35,612       375,225      138,314
 Remeasurement of stock options and
  warrants...........................       (772,666)          --           --

  The accompanying notes are an integral part of these consolidated financial statements

                               HEALTHCENTRAL.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

 The Company

   HealthCentral.com (the "Company") was incorporated in California on August 12, 1996, and reincorporated in Delaware in 1999. The Company commenced operations in 1998 and is a leading provider of online healthcare related e-commerce and content to consumers through the Company's network of websites which include WebRx.com, Vitamins.com, HealthCentral.com, RxList.com, DrugEmporium.com and ComfortLiving.com, and through the Company's Vitamins.com mail order and retail operations. In addition, the Company designs, hosts and maintains healthcare institutions' websites for healthcare content and e-commerce. The Company emerged from the development stage in 1999 and operates in three business segments.

   The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's on-line brands, the rejection of the Company's services by Internet consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its on-line services, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable. (See Note 2.)

   On June 16, 2000, the Company completed the acquisition of Vitamins.com, Inc. ("Vitamins.com") (formerly Vitamin Superstore, LLC, which converted to a C corporation in August 1999), in a business combination that was accounted for as a pooling of interests. The Company's consolidated financial statements and the accompanying notes reflect the Company's financial position and the results of operations as if Vitamins.com was a wholly owned subsidiary of the Company for all periods presented.

   Vitamins.com is a retailer that provides dietary supplements, related health and wellness products and information to consumers. The Company acquired Vitamins.com for consideration consisting of 22,432,801 shares of the Company's common stock. Acquisition and related costs approximated $2.5 million. Each share of Vitamins.com stock was exchanged for 0.387 shares of HealthCentral.com common stock. Vitamins.com will remain a wholly owned subsidiary of HealthCentral.com. The transaction was recorded using the pooling of interest method of accounting and was a tax-free reorganization under Section 369 of the Internal Revenue Code of 1986, as amended.

   Revenues and net losses included in the consolidated statement of operations of HealthCentral.com and Vitamins.com (as adjusted to conform Vitamins.com's accounting policies to those of the Company) prior to the pooling of interest transaction are as follows:

                                        Three Months  Years Ended December 31,
                                           Ended      -------------------------
                                       March 31, 2000     1999         1998
                                       -------------- ------------  -----------
     Revenues:
       HealthCentral.com..............  $  1,301,655  $  1,188,753  $    15,259
       Vitamins.com...................     9,235,216    17,041,760    4,340,297
                                        ------------  ------------  -----------
                                        $ 10,536,871  $ 18,230,513  $ 4,355,556
                                        ============  ============  ===========
     Net loss:
       HealthCentral.com..............  $(23,247,640) $(22,999,386) $  (446,235)
       Vitamins.com...................    (6,773,859)  (18,279,621)  (1,338,460)
                                        ------------  ------------  -----------
                                        $(30,021,499) $(41,279,007) $(1,784,695)
                                        ============  ============  ===========

                               HEALTHCENTRAL.COM

 Principles of consolidation and basis of presentation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, the Company maintained its cash and cash equivalents in bank accounts in amounts which, at times, exceed federally insured limits. Cash equivalents consist primarily of corporate bonds and money market auction instruments with maturities of three months or less for which the carrying value approximated fair value. The cost of these investments at December 31, 2000 and 1999 was $5,979,000 and $69,942,000, respectively.

 Inventory

   The Company's inventory, which consists primarily of finished goods, is priced at the lower of cost or market. The Company uses the weighted-average method of inventory costing.

 Property and equipment

   Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, as follows:

     Computer equipment and software.................................. 3-5 years
     Equipment........................................................ 3-5 years
     Furniture and fixtures........................................... 5-7 years

   The Company accounts for website development costs in accordance with the AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force, and ("EITF") Issue No. 00-02, Accounting For Website Development Costs. Website development costs consist of external and internal costs incurred to purchase and implement the website software, and significant enhancements thereto, used in the Company's business. These costs are capitalized and amortized using the straight-line method over the estimated life of the asset. Internal and external costs of developing website content are expensed as incurred and included in content and product development expense.

   Leasehold improvements are amortized on a straight-line basis over the life of the lease, or the useful life of the assets, whichever is shorter. Maintenance and repairs are charged directly to expense as incurred.

 Impairment of long-lived assets

   The Company assesses the impairment of identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting

                               HEALTHCENTRAL.COM
for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

 Goodwill and intangible assets

   Goodwill and intangibles assets are carried at cost, less accumulated amortization and any impairment write-offs, and are amortized on a straight-line basis over their estimated useful lives as follows:

             Goodwill................... 2 to 20 years
             Core technology............       2 years
             Acquired workforce.........  2 to 4 years
             Contracts..................       2 years
             Tradenames.................  2 to 7 years
             Customer lists.............  3 to 6 years
             Domain name................ 4 to 10 years

 Comprehensive income

   The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheets. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

 Revenue recognition

   e-Commerce and other product sales are recognized for over-the-counter health and beauty aid products and dietary supplements, net of discounts, when products are shipped to customers or sold through our retail stores. Net sales include outbound shipping and handling fees charged to customers. Prior to September 2000, the Company recognized commission revenue for the use of the website related to sales made by Medi-Mail for prescription drugs. However, the acquisition of DrugEmporium.com enabled the Company to sell and ship prescription drugs directly to consumers. Accordingly, beginning in September 2000, the Company began to recognize gross revenues from the sale of pharmaceutical products. Revenue also includes the wholesale revenue from the sale of "Dr. Dean Edell Eyewear" brand eyeglasses to the Company's brick-and-mortar distribution partner. All revenues are recognized, net of allowances for product returns, promotional discounts and coupons, at the time the products are shipped to the customer for e-commerce sales and at the point of sale for retail stores. The Company is responsible for all refunds relating to all sales where a customer is not satisfied with the products received. The Company records an estimated allowance for such returns in the period of sale and also retains the credit risk for all sales.

                               HEALTHCENTRAL.COM

   Advertising revenues are recognized in the period the advertising impressions are delivered to customers. The Company uses an outside vendor to solicit customers to use the Company's advertising services, to serve the ads to the Company's website and to bill and collect for these services. This outside vendor provides monthly reports indicating the impressions delivered, the amounts billed for advertising services and the related administrative fee. The Company recognizes advertising revenues, as reported by the outside vendor, net of this administrative fee, as the Company bears no collection risk for the gross amount of the advertising fees. The advertising contracts do not guarantee a minimum number of impressions to be delivered. The Company also enters into sponsorship agreements and provides customers with enhanced promotional opportunities and co-branded web pages.

   Content and other revenues are derived from contracts with healthcare providers, health product resellers, and third party organizations and principally consist of license fees for website development applications, consulting fees from custom website development and hosting, and maintenance fees related to the websites' maintenance. The Company recognizes software license revenue under SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials. Deferred revenues represent the amount of cash received or services performed and billed prior to revenue recognition.

   During the year ended December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The adoption of SAB 101 did not impact the Company's financial position or results of operations.

 Content and product development expense

   Content and product development expenses consist primarily of salaries and benefits, consulting fees and other costs related to content acquisition and licensing, software development, application development and website operations.

   SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. To date, costs incurred following the establishment of technological feasibility, but prior to general product release, have been insignificant.

 Advertising expenses

   Internet advertising expenses are recognized based on the terms of the individual agreements, but generally over the greater of the ratio of the number of impressions received over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expenses for the years ended December 31, 2000, 1999 and 1998 were $30,965,566, $15,232,965 and $324,051, respectively, and have been included in sales and marketing expense in the consolidated statements of operations.

 Shipping and fulfillment

   Fulfillment costs include the external fulfillment fee charged by our third party fulfillment partner and the internal cost of operating and staffing the distribution center. Shipping and fulfillment expenses for the years ended December 31, 2000 and 1999 were $5,231,197 and $1,584,076, respectively, and have been included in sales and marketing expense in the consolidated statements of operations. There were no shipping and fulfillment expenses in 1998.

                               HEALTHCENTRAL.COM

 Store openings

   All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred.

 Net loss per share

   The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic and diluted net loss per share are computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of restricted common stock, convertible preferred stock and incremental common shares issuable upon the exercise of stock options and warrants. The net loss per share for the year ended December 31, 1999 includes the weighted average effect of 5,050,955 shares of convertible preferred stock that converted into common shares on a one-to-one basis upon completion of the Company's initial public offering in December 1999. The net loss per share for the year ended December 31, 2000 includes the weighted average effect of 17,411,710 shares of mandatorily redeemable convertible preferred stock that converted into common stock at a ratio of .387 at the time of the merger with Vitamins.com.

   The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share attributable to common stockholders because to do so would be antidilutive for the periods indicated:

                                                           December 31,
                                                  ------------------------------
                                                    2000       1999      1998
                                                  --------- ---------- ---------
     Convertible preferred stock.................   480,000 17,411,710 1,012,500
     Convertible preferred stock warrants........    12,249     12,249   486,000
     Convertible common stock warrants...........       --      73,896       --
     Common stock options........................ 5,010,432  3,219,883   274,718
     Common stock subject to repurchase..........       --     312,500    17,937
                                                  --------- ---------- ---------
                                                  5,502,681 21,030,238 1,791,155
                                                  ========= ========== =========

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

 Concentration of credit risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company's accounts receivable are derived from revenues earned from customers located in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company generally does not extend credit to customers of e-commerce, except through the use of third-party credit cards. Credit under these accounts is extended by third parties, and accordingly, the Company bears no financial risk under these agreements except in the case of fraud. Approximately 69% of the Company's accounts receivables balance

                               HEALTHCENTRAL.COM
reflect amounts due from the sale of the Dr. Dean Edell brand eyewear to Cable Car Eyewear, which accounted for 11% of the Company's total revenue for the year ended December 31, 2000. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of these balances.

 Financial instruments

   Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, note payable and capital leases approximate fair value due to their short maturities.

 Stock options

   The Company accounts for employee stock compensation arrangements in accordance with provisions of APB No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, stock compensation is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. In July 2000, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN No. 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Deferred stock compensation is amortized in accordance with FIN No. 28. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

 Recent accounting pronouncements

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during fiscal 2001. To date, the Company has not engaged in derivative or hedging activities.

Note 2. Need For Additional Financing and Nasdaq Listing

   The Company has sustained net operating losses and negative cash flows from operations since its inception. Further, the Company has experienced substantial increases in expenditures consistent with its growth in operations and personnel, both internally and through multiple acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has previously financed operations through the issuance of preferred stock, the issuance of notes payable, an initial public offering completed in December 1999 for $74.7 million in cash and through capital leases. Since the Company's current cash and cash equivalents are insufficient to satisfy its liquidity requirements beyond approximately mid 2001, the Company is seeking to issue additional equity or debt securities, obtain credit facilities from lenders and/or sell certain assets.

                               HEALTHCENTRAL.COM

   On January 4, 2001, the Company received a notification from the Nasdaq that it has 90 days to comply with the minimum closing bid price per share rule. Management is exploring alternative strategies to bring the Company back into compliance with the listing requirements. Should these efforts be unsuccessful, the Company's common stock could be delisted from the Nasdaq National Market System.

Note 3. Balance Sheet Components

                                                            December 31,
                                                       -----------------------
                                                          2000         1999
                                                       -----------  ----------
     Property and equipment:
       Computer equipment and software................ $10,020,495  $2,565,898
       Equipment......................................     620,361     498,063
       Furniture and fixtures.........................   2,136,119   1,568,415
       Leasehold improvements.........................   1,878,816   1,478,570
       Website development............................     513,672   1,099,485
                                                       -----------  ----------
                                                        15,169,463   7,210,431
       Less: Accumulated depreciation and
        amortization..................................  (3,483,598)   (957,278)
                                                       -----------  ----------
                                                       $11,685,865  $6,253,153
                                                       ===========  ==========

   Property and equipment includes approximately $6,904,000 and $1,097,000 of computer equipment under capital leases at December 31, 2000 and 1999, respectively. Accumulated depreciation of assets under capital leases totaled approximately $967,000 and $245,000 at December 31, 2000 and 1999, respectively.

                                                             December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------  -----------
     Intangible assets:
       Goodwill........................................ $  875,911  $42,895,500
       Core technology.................................        --     1,615,573
       Acquired workforce..............................    700,000      357,829
       Contracts.......................................        --     1,189,103
       Tradenames......................................    600,000      443,062
       Customer lists..................................  3,000,000    1,566,279
       Domain name.....................................        --     1,540,583
       Other...........................................        --       122,260
                                                        ----------  -----------
                                                         5,175,911   49,730,189
       Less: Accumulated amortization..................   (253,558)  (3,657,220)
                                                        ----------  -----------
                                                        $4,922,353  $46,072,969
                                                        ==========  ===========

   During the fourth quarter ended December 31, 2000, the Company performed an impairment analysis of the identifiable intangibles and enterprise level goodwill recorded in connection with the acquisitions of Enterprise Web Services, L&H Vitamins, Inc., HealthCentralRx.com, Inc., RxList.com, DrugEmporium.com and the license agreement with Dr. Dean Edell. The analysis was performed in response to the sustained decline in the Company's stock price, the overall decline in the Internet industry growth rates, the excess of the carrying value of the identifiable intangibles and goodwill over the Company's market capitalization, and lower projected future operating results. As a result of this review, a $39.1 million impairment charge was recorded to eliminate all of the Company's identifiable intangibles and enterprise level goodwill, except for the amounts recorded in December 2000 in connection with our acquisition of certain assets of more.com, Inc. and its subsidiary, Comfort

                               HEALTHCENTRAL.COM

Living, Inc. The charge was determined based upon the Company's estimated future discounted cash flows using a discount rate of 30%. The assumptions supporting the cash flows analysis, including the discount rate, were determined using management's best estimates. The remaining goodwill and identifiable intangibles at December 31, 2000 with a net book value of approximately $4.9 million will be amortized over the remaining useful lives of three to four years.

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
     Accrued expenses:
       Accrued compensation.............................. $  229,006 $  395,994
       Accrued advertising...............................  1,769,910    455,314
       Accrued vacation..................................    258,704     97,470
       Accrued taxes.....................................    294,868    104,287
       Accrued professional fees.........................    824,809    775,126
       Frequent buyer program liability..................     86,412    320,994
       Other accrued liabilities.........................    237,729    172,423
                                                          ---------- ----------
                                                          $3,701,438 $2,321,608
                                                          ========== ==========

Note 4. Acquisitions

 Domain Name www.vitamins.com

   In March 1999, Vitamin Superstore, LLC (the predecessor to Vitamins.com) purchased the domain name www.vitamins.com (the "Domain Name"), the Vitamins.com website, and copyrighted content available on that website. Vitamins.com paid $290,583 in cash, which included direct costs of the purchase of $40,583, and issued 193,774 shares of its common stock that were valued at approximately $6.46 per share.

 Enterprise Web Services

   On May 6, 1999, the Company entered into a definitive merger agreement with Enterprise Web Services (formerly Windom Health Enterprises, Inc.) ("Enterprise") and completed the merger on August 12, 1999. Enterprise is engaged in offering institutions the ability to license specialized tools and services to provide their members with personalized online health information and health risk assessments.

   This transaction was recorded using the purchase method of accounting. The allocation of the aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition was based on estimated fair values as determined by management. The allocation is summarized below:

     Goodwill...................................................... $10,751,000
     Identifiable assets...........................................     842,000
     Core technology...............................................     375,000
     Acquired workforce............................................     180,000
     In-process research and development...........................     555,000
                                                                    -----------
       Total purchase price........................................ $12,703,000
                                                                    ===========

   The total purchase price of $12.7 million consisted of cash of $51,000, a note payable of $458,000, 2,104,770 shares of the Company's common stock valued at $9,311,514, assumed liabilities of $2,868,457 and estimated transaction costs of $65,000. The deemed value of the Company's common stock on the date the definitive merger agreement was signed was $4.42 per share.

                               HEALTHCENTRAL.COM

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

 L&H Vitamins, Inc.

   On August 16, 1999, Vitamins.com acquired L&H Vitamins, Inc., and its affiliate for $5.6 million in cash, which included acquisition costs of $230,000, and 891,583 and 1,527,167 shares of its common stock and mandatorily redeemable convertible preferred stock, respectively, valued at $2.58 per share. The purchase price was subsequently reduced based on L&H's adjusted net worth, and Vitamins.com recorded the reduction of $554,000 as a purchase price receivable. In addition, the former owners of L&H had been granted employment agreements with Vitamins.com for a period of four years.

   This transaction was recorded using the purchase method of accounting. The allocation of the aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition was based on estimated fair values as determined by Vitamins.com. The allocation is summarized below:

     Goodwill...................................................... $ 9,526,000
     Identifiable net assets.......................................     168,000
     Customer lists................................................   1,566,000
     Stock consideration...........................................  (6,250,000)
     Purchase price receivable.....................................     554,000
                                                                    -----------
       Total purchase price........................................ $ 5,564,000
                                                                    ===========

 HealthCentralRx.com

   On October 5, 1999, the Company acquired HealthCentralRx.com, Inc. (formerly ePills.com). HealthCentralRx.com operates an online drug store that provides retail sales of prescription pharmaceuticals, over-the-counter products and health and beauty aids on the Internet.

   This transaction was recorded using the purchase method of accounting. The allocation of the aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition was based on the estimated fair values as determined by management. The purchase price allocation is summarized below:

     Goodwill....................................................... $11,441,000
     Identifiable assets............................................   1,147,000
     Contracts......................................................   1,189,000
     Core technology................................................   1,241,000
     Tradename......................................................     443,000
     Acquired workforce.............................................     177,000
     In-process research and development............................     250,000
                                                                     -----------
       Total purchase price......................................... $15,888,000
                                                                     ===========

                               HEALTHCENTRAL.COM

   The total purchase price of $15.9 million consisted of 1,492,096 shares of common stock valued at $13,533,000 based upon the deemed value of the Company's common stock of $9.07 per share on the date the definitive merger agreement was signed. The purchase price also included the assumption of 86,969 employee stock options valued at $6.11 per share, assumed liabilities of $1,653,000 and transaction costs of $171,000.

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

   This transaction was recorded using the purchase method of accounting. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition was based on estimated fair values as determined by management. The purchase price allocation is summarized below:

     Goodwill...................................................... $11,212,000
     Net liabilities assumed.......................................    (287,000)
     Pharmaceutical database.......................................     123,000
                                                                    -----------
       Total purchase price........................................ $11,048,000
                                                                    ===========

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

 Dr. Dean Edell Licensing Agreement

   On April 11, 2000, the Company acquired the exclusive licensing rights to market and sell "Dr. Dean Edell Eyewear" through 2006. Payment for the product license was $2.8 million in cash of which $1.4 million was paid to a related party. Simultaneously, the Company entered into a license and distribution agreement with Cable Car Eyewear for it to sell the Dr. Dean Edell Eyewear to brick-and-mortar pharmacies and grocery chains. This agreement requires Cable Car Eyewear to make minimum purchases of products during 2000 through 2006 starting at $5.0 million in 2000 and increasing each subsequent year to $7.2 million in 2006. The Company is in negotiations with the distributor regarding changes to the existing agreement that may result in inventory values not being realized. In addition, the Company entered into a supply agreement with a vendor through 2006 to supply the Company with the Dr. Dean Edell Eyewear products, and we are in negotiations with the supplier regarding changes to the existing agreement.

 DrugEmporium.com

   On September 14, 2000, the Company consummated an asset purchase agreement with DrugEmporium, Inc. and its online drugstore subsidiary, DrugEmporium.com. Under the terms of the asset purchase agreement, the

                               HEALTHCENTRAL.COM

Company acquired substantially all of the assets and assumed some liabilities, primarily trade payables and hardware/software leases, of DrugEmporium.com in exchange for the issuance of shares of the Company's non-voting preferred stock, which does not carry a liquidation preference and which is convertible into 2,400,000 shares of common stock. Drug Emporium, Inc. also has an opportunity to receive additional shares of the Company's convertible preferred stock, which do not carry a liquidation preference, if certain revenue targets are met. In connection with this acquisition, the Company also entered into a ten year services agreement with Drug Emporium, Inc., under which the Company receives in-store promotional and advertising support and access to Drug Emporium, Inc.'s electronic purchasing system and in-store order pickup capabilities at certain Drug Emporium, Inc. retail stores. In consideration of Drug Emporium, Inc.'s services, the Company will pay Drug Emporium, Inc. a fee equal to 2% of sales, net of any fees for shipping and handling.

   This transaction was recorded using the purchase method of accounting. The allocation of the aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition was based on the estimated fair values as determined by management. The purchase price allocation is summarized below:

     Goodwill........................................................ $  888,000
     Identifiable assets.............................................  1,939,000
     Contracts.......................................................  1,700,000
     Customer list...................................................  1,100,000
     Tradename.......................................................    870,000
     Acquired workforce..............................................  1,300,000
                                                                      ----------
       Total purchase price.......................................... $7,797,000
                                                                      ==========

   The total purchase price of $7.8 million consisted of 480,000 shares of preferred stock, which are convertible into 2.4 million shares of common stock, valued at $7,274,880 based upon the fair market value of the Company's common stock of $3.0312 per share on the date the asset purchase agreement was signed. The purchase price also included transaction costs of $522,316.

 Comfort Living, Inc. and certain assets of more.com, Inc.

   On October 23, 2000, the Company entered into an asset purchase agreement with more.com, Inc. and Comfort Living, Inc. Under the terms of the asset purchase agreement, the Company acquired all of the assets and properties and assumed certain liabilities associated with more.com's Comfort Living subsidiary, including its website, inventory and a leased 18,000 square foot warehouse and distribution center in Gaithersburg, Maryland. The Company also acquired all of more.com's trademarks, tradenames, websites and customer lists in exchange for the issuance of 5,002,525 shares of the Company's common stock, valued at $1.233 per share. The total purchase price approximates $6.3 million, including transaction costs. The transaction was completed on December 14, 2000. The Company accounted for the acquisition using the purchase method of accounting.

   The allocation of the aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition was based on the estimated fair values as determined by management. The purchase price allocation is summarized below:

     Identifiable assets ............................................ $1,099,000
     Goodwill .......................................................    876,000
     Customer list ..................................................  3,000,000
     Tradename ......................................................    600,000
     Acquired workforce .............................................    700,000
                                                                      ----------
       Total purchase price.......................................... $6,275,000
                                                                      ==========

                               HEALTHCENTRAL.COM

   The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisitions had occurred at the beginning of each period, and includes adjustments for amortization of intangibles. This pro forma financial information is not intended to be indicative of future results. Unaudited pro forma consolidated results of operations are as follows (in thousands, except per share data):

                                                    Years Ended December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
     Revenues...................................... $     69,023  $     40,750
     Net loss attributable to common stockholders..     (195,600)     (145,640)
     Basic and diluted net loss per share
      attributable to common stockholders..........        (5.24)       (13.00)

Note 5. Related Party Transactions

   In April 1999, the Company borrowed $500,000 in the form of convertible notes from a related party. The notes bore interest at 4.99% per annum. In August 1999, the notes were canceled upon the issuance of 96,153 shares of the Company's Series B convertible preferred stock at $5.20 per share. In August 1999, the Company borrowed an additional $300,000 under the same agreement. The new notes bore interest at the rate of ten percent per annum. In connection with this additional borrowing the Company issued warrants to purchase 8,333 shares of the Company's Series B convertible preferred stock at an exercise price of $3.60 per share. The warrants expire at the earlier of
(a) August 2002, (b) the closing of an acquisition or (c) the effective date of the Company's initial public offering. The Company valued the warrants using the Black-Scholes option pricing model using an expected life of two years, a weighted average risk-free rate of 5.76%, an expected divided yield of zero percent, a volatility of 70% and a deemed value of the common stock of $7.39 per share. The estimated fair value of the warrants of $39,008 was amortized over the period of the borrowing agreement and included within interest expense in the statement of operations until the notes were canceled in August 1999 upon the issuance of 57,691 shares of the Company's Series B convertible stock at $5.20 per share. In December 1999 the warrants were exercised and 8,333 shares of the Company's common stock were issued.

   In July 1999, the Company borrowed $100,000 from an officer in the Company pursuant to a convertible promissory note. The note bears interest at the rate of ten percent per annum. In August 1999, the note was canceled upon the issuance of 19,230 shares of the Company's Series B convertible preferred stock at $5.20 per share.

   In July 1999, the Company borrowed an aggregate of $600,000 from four stockholders in the form of promissory notes. The notes bear interest at the rate of ten percent per annum. In connection with these notes, the Company issued warrants to purchase an aggregate of 16,664 shares of the Company's common stock at $3.60 per share. The warrants expire upon the earliest of (a) July 1, 2003, (b) the closing of an acquisition, or (c) immediately prior to the effective date of the Company's registration statement under the Securities Act of 1933 with respect to an initial public offering. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of four years, a weighted average risk-free rate of 5.7%, an expected dividend yield of zero percent, a volatility of 70% and deemed values of common stock of $6.07 and $6.92 per share. The estimated fair value of the warrants of $64,017 was amortized over the period the notes became exercisable and included within interest expense in the statement of operations. In August 1999, the notes were canceled upon the issuance of 115,383 shares of the Company's Series B convertible preferred stock at $5.20 per share. In December 1999, the warrants were exercised and 16,664 shares of the Company's common stock were issued.

   In August 1999, the Company and Enterprise Web Services entered into a joint development agreement with Global Health Initiatives, Inc. ("GHI"). A member of the Board of Directors of the Company is also an officer of GHI. As of December 31, 1999, GHI completed one project for the Company at a cost of $37,338. Also, in September 1999, the Company subleased a portion of its offices to GHI. Rent under the lease was $1,250 per

                               HEALTHCENTRAL.COM
month. The original lease term expired on October 31, 1999 at which time the lease was converted to a month-to-month basis. The joint development agreement was terminated on February 29, 2000.

Note 6. Convertible Preferred Stock

 Preferred stock dividend

   In August 1999, the Company sold 4,038,455 shares of Series B convertible preferred stock at $5.20 per share, for total cash proceeds to the Company of approximately $21 million. The difference between the sales price and the deemed value per share of the common stock on the transaction date resulted in a beneficial conversion feature in the amount of $11.4 million. The beneficial conversion feature has been reflected as a preferred stock dividend in the statement of operations in the year ended December 31, 1999.

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

 Vitamins.com mandatorily redeemable convertible preferred stock

   Vitamins.com, the Company's wholly owned subsidiary, had authorized the issuance of Series A preferred, Series B preferred and Series C preferred stock (together, the "Vitamins.com preferred stock"). Each share of the Vitamins.com preferred stock is convertible, at any time, at the option of the holder into one share of Vitamins.com common stock. On June 16, 2000, pursuant to the acquisition of Vitamins.com by HealthCentral.com, all outstanding shares of convertible preferred stock of Vitamins.com were converted to shares of HealthCentral.com common stock.

                               HEALTHCENTRAL.COM

 Drug Emporium, Inc. preferred stock

   Under the terms of the asset purchase agreement with DrugEmporium, Inc. and its online drugstore subsidiary, DrugEmporium.com, the Company issued 480,000 shares of its non-voting Series A preferred stock to Drug Emporium, Inc. The preferred stock does not carry a liquidation preference and is convertible into 2,400,000 shares of common stock . The Series A Preferred Stock has the following conversion rights:

  --Each share of the preferred stock is convertible, at any time, at the option of the holder into five shares of fully paid and non-assessable HealthCentral.com common stock, or

  --Each share of the preferred stock may be automatically converted into five shares of fully paid and non-assessable HealthCentral.com common stock upon either (a) the occurrence of an average closing price of the Company's common stock on the Nasdaq Stock Market equal to at least $9.00 for ten consecutive trading days or (b) the written consent of the holders of a majority of the outstanding shares of Series A preferred stock.

   Drug Emporium Inc. also has an opportunity to receive additional shares of the Company's convertible preferred stock, which does not carry a liquidation preference, if certain revenue targets are met.

   In addition, the holders of the Series A preferred stock are entitled to receive noncummulative dividends, when and if declared by the Board of Directors of the Company. The holders of Series A preferred stock are entitled to participate in dividends on common stock, when and if declared by the Board of Directors, based on the number of shares of common stock held on an as-if converted basis. No dividends on convertible preferred stock or common stock have been declared by the Board from inception through December 31, 2000.

   In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the assets of the Company shall be distributed to the holders of the common stock and to the holders of the Series A preferred stock pro rata based upon the number of shares of common stock held by each holder (assuming conversion into common stock of all outstanding shares of Series A preferred stock.)

Note 7. Common Stock

 HealthCentral.com

   In April 1999, in connection with a content license agreement, the Company issued a warrant to purchase 73,896 shares of the Company's common stock at an exercise price of $6.50 per share. The warrant is exercisable at the earlier of a) May 2002, b) the one year anniversary of an initial public offering, c) the sale of 50% of the Company's equity, or d) the date of termination of the content license agreement or the date in which all of the Company's material is removed from the website according to the agreement. The Company valued the warrant using the Black-Scholes option pricing model, applying an expected life of three years, a weighted average risk-free rate of 5.40%, an expected dividend yield of zero percent, an expected volatility of 80% and a deemed value of common stock of $4.97 per share. The fair value of the warrant of $155,301 was amortized over the period of the content license agreement and is included in content and product development expense in the statement of operations. In June 2000, a new contract was signed that cancelled the outstanding warrants.

   In June 1999, the Company granted an officer immediately exercisable options to purchase an aggregate of 312,500 shares of common stock at an exercise price of $1.28 per share. In July 1999, in connection with the exercise of these options, the officer issued a promissory note in the amount of $400,000 bearing interest at the rate of 5.74% per annum, due upon the earlier of July 12, 2003 or the termination of employment. On November 13, 2000, the Company and the officer entered into an agreement to provide for the repurchase by the Company of 312,500 shares of the Company's common stock (the "Shares") for a purchase price of $1.381 per share, or an aggregate amount of $431,500. The purchase price was paid by cancellation of two promissory notes

                               HEALTHCENTRAL.COM
executed for the aggregate principal amount of $400,000 and accrued interest of $31,500. In connection with the repurchase, the Company recognized a compensation expense of $118,995 for the difference between the fair value of the common stock on November 13, 2000 and the amount paid for the common stock. The officer was granted 447,000 additional options in November 2000, of which 312,500 will be subject to variable accounting in accordance with FIN No. 44.

   The Company has reserved 7,378,751 shares of common stock at December 31, 2000 for future issuance in connection with stock options and warrants.

 Vitamins.com

   Vitamin Superstore, LLC (the "LLC") was initially formed as a limited liability company in 1995. In August 1999, the LLC became a wholly owned subsidiary of Vitamins.com, which was formed at that time as a C corporation (the "Recapitalization"). To effect the Recapitalization, all member interests and rights to acquire member interests in the LLC were exchanged for common stock, options to acquire common stock and convertible preferred stock of Vitamins.com. Each stockholder received approximately 0.66 shares of preferred stock together with every share of common stock issued by Vitamins.com. Though the preferred stock was issued as an integral part of the transfer of the interests in the LLC to Vitamins.com, for financial reporting purposes the issuance of the preferred stock was accounted for as a noncash dividend in the amount of $10,828,894. All share and per share amounts in these consolidated financial statement have been retroactively restated to reflect the recapitalization.

   In 1997, the LLC's wholly owned subsidiary, Vitamins.com, entered into a subscription agreement (the "First Subscription Agreement") to issue 71,538 units of LLC member interests in return for the assignment to Vitamins.com of a note valued at $1,175,780 including interest. The assignor of the note was an existing member of the LLC. The First Subscription Agreement contained a redemption right whereby, at any time from March 7, 1999, to March 7, 2005, Vitamins.com could repurchase the shares issued under the Subscription Agreement for $1,153,800 plus 8 percent per annum. In 1999, Vitamins.com distributed the note to its maker as a distribution with respect to the member's capital account in Vitamins.com. For financial reporting purposes, the transfer of the note was reflected as a period expense in the amount of $1,175,780, included in stock compensation expense for the year ended December 31, 1999. The First Subscription Agreement was effectively terminated in August 1999 as a result of the acquisition by Vitamins.com of all the interests in the LLC.

Note 8. Stock Option Plan

 1998 Stock Plan

   In August 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1998 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to employees and consultants. An aggregate of 3,000,000 shares of common stock were reserved for issuance under the 1998 Plan.

   Options under the 1998 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that a) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and b) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options typically vest over four years.

                               HEALTHCENTRAL.COM

 1999 Stock Plan

   In August 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the grant of incentive stock options to employees, including employee directors, and of nonstatutory stock options and stock purchase rights to employees, directors (including employee directors) and consultants. At the time of adoption, 250,000 shares of common stock were reserved for issuance under the 1999 Plan. The 1999 Plan was amended by the Board of Directors in September 1999 to increase the total number of shares reserved for issuance by 4,375,000 shares, and to incorporate certain other changes, after which a total of 4,625,000 shares of common stock have been reserved for issuance under the 1999 Plan. Options may be granted for periods up to ten years and typically vest over four years.

 1999 Vitamins.com Stock Plan

   The Company's wholly owned subsidiary, Vitamins.com, adopted the Vitamins.com, Inc. 1999 Stock Incentive Plan (the "Vitamins.com Plan"), which authorized Vitamins.com to grant options and awards to purchase up to an aggregate of 1,551,517 shares of common stock. Under the Vitamins.com Plan, incentive and nonqualified stock options and other awards may be granted to employees, officers, directors, advisors and consultants. Options were granted by a board-appointed committee (the "Committee"). Each outstanding option granted under the Vitamins.com Plan expires at various dates, not to exceed ten years from the date of the grant, and becomes exercisable in varying installments as determined by the Committee at the date of the grant. As of December 31, 1999 there were 375,009 options granted at exercise prices ranging from $1.66 to $3.88, with a weighted average exercise price of $2.71, and a weighted average fair value of $3.20. Pursuant to the acquisition of Vitamins.com by the Company, all of the outstanding options to purchase shares of Vitamins.com common stock were exchanged using the acquisition exchange ratio of 0.387 for options to purchase shares of the Company's common stock. The assumption by HealthCentral.com of the options under the Vitamins.com Plan did not terminate or modify the plan. The Company assumed 270,271 shares at a weighted average exercise price of $2.62. Of these shares, 52,734 shares were cancelled at a weighted average exercise price of $2.73, 91,087 shares were repriced at a weighted average exercise price of $0.41 and 14,237 shares were exercised at a weighted average exercise price of $1.66. As of December 31, 2000, there were 203,300 shares outstanding at a weighted average exercise price of $1.62. No additional options will be granted under the Vitamins.com plan.

   During the period from January 1, 1998 through December 31, 2000, the Company recorded $11,356,428 of deferred stock compensation in accordance with APB 25, SFAS 123 and EITF 96-18, related to options granted to consultants and employees in 1999 and 2000. During this period the Company determined the fair value of options granted to consultants using the Black-Scholes option pricing model with the following assumptions: expected lives of one to four years; weighted average risk-free rates between 4.2% and 6.4%; expected dividend yield of zero percent; expected volatility of 70% to 155% and deemed values of common stock between $0.10 and $10.08 per share. Stock compensation expense is being recognized in accordance with FIN No. 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $1,765,279, $6,245,822 and $104,641for the years ended December 31, 2000, 1999 and 1998, respectively.

 Repricing of options

   On November 29, 2000, the Board of Directors of the Company approved an option exchange program under which the Company has offered to all employees and key consultants holding outstanding options with per share exercise prices in excess of $0.4062, the opportunity to exchange such old options for new options.

   In accordance with FIN No. 44, 2,967,890 stock options exchanged by the Company on December 11, 2000 are subject to variable plan accounting from that date forward. Accordingly, the Company will continue to remeasure compensation cost for the exchanged options until the options are exercised, cancelled, or forfeited

                               HEALTHCENTRAL.COM
without replacement. The remeasurment will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company's common stock on December 11, 2000. The resulting non-cash compensation charge will be recorded over the three-year vesting schedule of the new options issued in the option exchange program in accordance with FIN No. 28. There was no effect at December 31, 2000 as the fair value of the common stock was less than $0.4062.

 Option activity

   The following table summarizes activity under the 1998 Plan:

                                                                        Weighted
                                                  Shares                Average
                                                Available   Number of   Exercise
                                                for Grant     Shares     Price
                                                ----------  ----------  --------
     Balances, December 31, 1997 ..............        --          --    $ --
       Shares reserved for grant...............  3,000,000         --      --
       Options granted.........................   (274,718)    274,718    0.25
       Restricted stock granted................    (23,916)        --     0.25
                                                ----------  ----------
     Balances, December 31, 1998...............  2,701,366     274,718    0.25
       Options granted......................... (2,537,063)  2,537,063    3.73
       Options exercised.......................        --     (376,250)   1.11
       Options canceled........................     27,500     (27,500)  10.06
       Restricted stock fully vested...........        --      (23,916)   0.25
                                                ----------  ----------
     Balances, December 31, 1999...............    191,803   2,384,115    3.70
       Options exercised.......................        --     (182,499)   0.95
       Options canceled........................  1,222,190  (1,222,190)   6.16
       Options repriced........................   (273,750)    273,750    0.41
                                                ----------  ----------
     Balances, December 31, 2000 ..............  1,140,243   1,253,176    0.99
                                                ==========  ==========

   During 2000 and 1999, the Company issued stock options under the 1998 Plan with the following weighted average fair values:

                                                                       Weighted
                                                             Options   Average
                                                             Granted  Fair Value
                                                            --------- ----------
     Below fair value...................................... 1,747,689   $5.42
     At fair value.........................................   789,374   $9.86

   The following table summarizes information under the 1998 Plan at December 31, 2000:

                             Options Outstanding                Options Exercisable
                ---------------------------------------------- ----------------------
                            Weighted Average       Weighted               Weighted
     Exercise             Remaining Contractual    Average                Average
     Prices      Number       Life (Years)      Exercise Price Number  Exercise Price
     --------   --------- --------------------- -------------- ------- --------------
     $ 0.25       603,657         7.98              $ 0.25     603,657     $ 0.25
       0.41       273,750         8.73                0.41      24,860       0.41
       1.28       346,043         8.59                1.28     160,809       1.28
      10.00        18,437         8.91               10.00       6,939      10.00
      10.08        35,205         8.76               10.08      35,205      10.08
                ---------                                      -------
                1,277,092                                      831,470
                =========                                      =======

                               HEALTHCENTRAL.COM

   The following table summarizes activity under the 1999 Plan:

                                 Shares Available   Number    Weighted Average
                                    for Grant     of Shares    Exercise Price
                                 ---------------- ----------  ----------------
     Balances, December 31,
      1998......................           --            --        $ --
       Shares reserved for
        grant...................     4,625,000           --          --
       Options granted..........      (436,843)      436,843        4.89
                                    ----------    ----------
     Balances, December 31,
      1999......................     4,188,157       436,843        4.89
       Options granted..........    (3,975,540)    3,975,540        2.81
       Options canceled.........     3,512,479    (3,512,479)       3.52
       Options repriced.........    (2,603,053)    2,603,053        0.41
                                    ----------    ----------
     Balances, December 31,
      2000......................     1,122,043     3,502,957        0.57
                                    ==========    ==========

   During 2000 and 1999, the Company issued all stock options under the 1999 Plan at fair value.

   The following table summarizes information under the 1999 Plan at December 31, 2000:

                             Options Outstanding                 Options Exercisable
               ------------------------------------------------ ----------------------
     Range of                Weighted Average       Weighted               Weighted
     Exercise              Remaining Contractual    Average                Average
      Prices     Number        Life (Years)      Exercise Price Number  Exercise Price
     --------  ----------  --------------------- -------------- ------- --------------
     $0.19 -
       $0.41   3,204,145           9.74              $ 0.38     48,310      $ 0.41
      1.28 -
       2.50       256,000          8.72                1.31     80,078        1.28
      9.00 -
       11.00       42,812          8.94               10.58     16,458       10.39
               ----------                                       -------
                3,502,957                                       144,846
               ==========                                       =======

 1999 Directors' Stock Plan

   The 1999 Directors' Stock Option Plan (the "Director's Plan") was adopted by the Board of Directors in September 1999 and became effective December 1999. A total of 312,500 shares of common stock have been reserved for issuance under the 1999 Directors' Plan. The Directors' Plan provides for the grant of nonstatutory stock options to non-employee directors.

   The following table summarizes activity under the 1999 Directors Plan:

                                    Shares Available  Number   Weighted Average
                                       for Grant     of Shares  Exercise Price
                                    ---------------- --------- ----------------
     Balances, December 31, 1998...         --            --        $ --
       Shares reserved for grant...     312,500           --          --
                                        -------       -------
     Balances, December 31, 1999...     312,500           --          --
       Options granted.............     (56,250)       56,250        3.94
       Options canceled............      29,167       (29,167)       3.94
                                        -------       -------
     Balances, December 31, 2000...     285,417        27,083        3.94
                                        =======       =======

   During 2000, the Company issued all stock options under the 1999 Directors' Plan at fair value.

                               HEALTHCENTRAL.COM

   The following table summarized information under the 1999 Directors' Plan at December 31, 2000:

                            Options Outstanding              Options Exercisable
                ------------------------------------------- ---------------------
                         Weighted Average       Weighted              Weighted
     Exercise          Remaining Contractual    Average               Average
      Price     Number      Life (Years)     Exercise Price Number Exercise Price
     --------   ------ --------------------- -------------- ------ --------------
     $3.94      27,083         9.46              $3.94      17,708     $3.94

   During 2000, 71,386 options for shares of common stock were exercised under various stock option plans assumed by the Company and are not related to any of the option plans presented above.

 Fair value disclosures

   If compensation cost for the Company's stock based compensation plans had been determined based on the fair value at grant dates for awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                            Years Ended December 31,
                                     ----------------------------------------
                                         2000           1999         1998
                                     -------------  ------------  -----------
   Net loss attributable to common
    stockholders:
     As reported.................... $(126,496,233) $(63,554,549) $(1,784,695)
     Pro forma......................  (130,667,419)  (67,462,578)  (3,172,224)
   Basic and diluted net loss per
    share attributable to common
    stockholders:
     As reported.................... $       (3.39) $      (5.67) $     (0.25)
     Pro forma......................         (3.50)        (6.02)       (0.45)

   The Company calculated the fair value on the date of grant using the Black-Scholes option pricing method with the following assumptions: expected dividend yield of zero percent; weighted average expected option term of four years; risk interest rates of 5.0% to 6.4% and for 2000 a volatility of 70% to 155%.

 Employee Stock Purchase Plan

   In September 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 1,250,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on every January 31st and July 31st. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each six month offering period or the specified purchase date. During 2000, 19,279 shares were purchased at a price of $2.82 per share. At December 31, 2000, 1,230,721 shares were available under the Purchase Plan for future issuance.

Note 9. Income Taxes

   At December 31, 2000, the Company has net operating loss carryforwards of approximately $77.2 million for federal and $48.5 million for state income tax purposes. The net operating loss carryforwards begin to expire in the year 2018 for federal and 2003 for state purposes.

   The Company's ability to utilize its net operating loss carryforwards to offset future taxable income may be subject to annual limitations attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986.

                               HEALTHCENTRAL.COM

   Deferred tax assets and (liabilities) comprise the following:

                                                           December 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
     Deferred tax assets:
       Net operating loss carryforwards............. $ 29,065,606  $ 10,401,364
       Coupon liability.............................          --        112,332
       Accrued payroll..............................       66,016        65,100
       Amortization.................................    1,749,860        29,913
       Inventory....................................          --         28,000
       Customer deposits............................          --         27,300
       Professional fees............................          --         36,750
       Allowances...................................        7,701        26,000
       Deferred compensation........................      863,200       849,000
       Write-off of intangibles.....................    5,821,451           --
       Acquisition costs............................    1,799,458           --
       Other........................................      551,874         8,590
                                                     ------------  ------------
         Gross deferred tax asset...................   39,925,166    11,584,349
     Deferred tax liability:
       Depreciation and amortization................     (453,272)       (7,999)
     Valuation allowance............................  (39,471,894)  (11,576,350)
                                                     ------------  ------------
       Net deferred tax assets...................... $        --   $        --
                                                     ============  ============

   Due to uncertainty surrounding the realization of deferred tax assets, management has provided a full valuation allowance against all deferred tax assets.

Note 10. Debt

   In connection with the acquisition of RxList on October 28, 1999, an aggregate of $2.6 million in promissory notes payable were issued to the RxList shareholders. The annual interest rate on the notes was 5%, payable at the earlier of 10 days after the initial public offering or 6 months after the closing of the merger. The notes were repaid in full on January 3, 2000.

Note 11. Commitments and Contingencies

   In April 1999, the Company entered into an advertising agreement with Excite, Inc. Excite, Inc. is to provide advertising to the Company ratably over a one-year period. As of December 31, 2000, $146,000 was paid by the Company under the agreement.

   In April 1999, the Company entered into a one-year content license agreement with a publisher of physician rating information. The Company will pay the greater of $100,000 or 30% of all net advertising revenue generated from the publisher's content pages. As of December 31, 2000, $100,000 was paid by the Company under this agreement.

   In May 1999, the Company entered into an agreement with LookSmart, Ltd. LookSmart, Ltd. is to provide advertising to the Company ratably over a one-year period for a fee not to exceed $480,000. In March 2000, the Company entered into an additional agreement with LookSmart, Ltd., which provided advertising to the Company. Fees are calculated based on the number of visitors on the Company's websites. As of December 31, 2000, $627,000 was paid by the Company under these agreements, and a remaining balance of $300,000 will be paid in first quarter 2001.

                               HEALTHCENTRAL.COM

   In June 1999, the Company entered into a two-year agreement with Medialinx Interactive, L.P. Pursuant to the terms of the agreement, the companies jointly developed a co-branded site and the Company is to receive the net revenues from advertising and e-commerce transactions generated by Canadian companies up to a maximum amount of $160,000 per year, and 50% for any amounts thereafter. In January 2000, the contract was amended such that if the Company's revenue under the contract exceeds one million Canadian dollars in any given year, the Company shall pay $80,000 to Medialinx Interactive, L.P. As of December 31, 2000, the Company had paid approximately $177,000 under this agreement.

   In August 1999, HealthCentralRx entered into an agreement with Medi-Mail, Inc. (a subsidiary of Bergen Brunswig) in which Medi-Mail is to provide pharmacy dispensing and related support services to the Company including the processing, adjudication or verification, and fulfillment of prescription drugs. In August 2000, the contract was terminated. As of December 31, 2000, the Company had paid approximately $54,000 to Medi-Mail, Inc. under this agreement.

   In August 1999, HealthCentralRx.com entered into an agreement with America Online, Inc. regarding HealthCentralRx.com's tenancy on America Online's HealthOnline Pharmacy Channel. As of December 31, 2000, the Company had paid approximately $8.8 million under this agreement. Both the Company and America Online have claimed material breach of the agreement by the other party. The Company gave notice to America Online that, effective June 2000, the Company was terminating the agreement. In conjunction with this termination, the Company reversed $799,000 accrued under this agreement and wrote-off an intangible asset related to America Online in the amount of $603,000.

   In September 1999, HealthCentralRx entered into an agreement with Bergen Brunswig Drug Company ("Bergen") to be its fulfillment service provider for over-the-counter and health and beauty aid products and provide related services to the Company's customers in the United States. Under the terms of the agreement, the Company paid a database license fee of $25,000 upon signing of the contract and is obligated to pay a monthly service fee to Bergen of $1,000 and a fulfillment charge of $.75 per item ordered or minimum of $2.03 per order. As of December 31, 2000, the Company paid approximately $4.9 million to Bergen under this agreement. The closing of the Company's asset acquisition agreement with Drug Emporium, Inc., allowed the Company access to the facilities, inventory, licenses and distribution capabilities necessary for the Company to manage fulfillment of these product orders internally. The Company and Bergen Brunswig signed a settlement agreement in September 2000 with regard to its fulfillment agreement. An expense of $99,000 was incurred in association with the settlement of this agreement.

   In September 1999, the HealthCentral.com entered into an agreement with AltaVista to develop a co-branded health channel. In August 2000, the Company amended its agreement and issued 300,000 shares of the Company's common stock, valued at $937,500 to AltaVista in exchange for the termination of all of its payment obligations. The Company's relationship with AltaVista was formally terminated on September 15, 2000. As of December 31, 2000, the Company paid $6.8 million under this agreement.

   In September 1999, the Company entered into an agreement with the People's Pharmacy in which a co-branded website was developed. The Company is entitled to all advertising revenues from the co-branded website in exchange for a cash payment of $50,000 per annum. The Company also granted options to the principals of the People's Pharmacy to purchase up to 250,000 shares of the Company's common stock at an exercise price of $1.28 per share. Pursuant to the terms of the agreement, options for 31,250 shares of stock vested upon signing the agreement. Accordingly, the fair value of these options of $234,000 was included in the content and product development expense in the year ended December 31, 1999. Additionally, 31,250 shares of stock vested at the close of the Company's initial public offering. The fair value of these options was $209,000 and was included in content and product development expense in the year ended December 31, 1999. Options for 125,000 shares of

                               HEALTHCENTRAL.COM
common stock with a fair value of $630,000, is subject to periodic remeasurement, will be amortized over the performance period of the agreement. The Company valued these options using the Black-Scholes option pricing model, applying an expected life of 4 years, a weighted average risk-free rate of 6.24%, an expected dividend yield of zero percent, a volatility of 80% and a deemed value of common stock of $7.31 per share. With regard to the remaining 62,500 options, the Company will not receive the related services stipulated in the agreement and, therefore, these options will never vest. Accordingly, no value has been ascribed to these options.

   In November 1999, the Company entered into a one-year agreement with ADAM.com, Inc. ("ADAM") to license content, to advertise on the ADAM web site and to sublicense content to institutional clients. The Company paid a one-time set-up fee of $50,000 upon signing the contract. ADAM is guaranteed a minimum amount of $100,000. In addition, the Company will pay ADAM $3,000 to $7,500 per year for each sub-licensee agreement. ADAM is guaranteed a minimum sublicense fee of $50,000. In September 2000, the Company entered into a two-year agreement, which supercedes the previous agreement. Under the new agreement, the Company is required to pay $75,000 annual license fee and $15,000 per year for each sub-licensee agreement. Payments related to advertising are based on the number of page views delivered, with a minimum payment of $15,000 per quarter. These expenses were recognized ratably over the term of the agreement. As of December 31, 2000, the Company had paid approximately $241,000 under these agreements.

   In December 1999, the Company entered into a four-year license agreement with Covert Bailey whereby Mr. Bailey will supply health, fitness and nutrition content to the Company. The Company is required to pay Mr. Bailey approximately $36,000 annually over the term of the contract. The Company also issued 6,250 shares of common stock valued at $62,500 upon signing of the contract and granted him non-qualified options to acquire 30,000 shares of the Company's common stock which vests over the 4 year term of the agreement. The fair value of these options was $123,000. The options will be subject to periodic remeasurement and will be amortized over the life of the agreement and included in content and product development expense. The Company valued these options using the Black-Scholes option pricing model, applying an expected life of 4 years, a weighted average risk-free rate of 6.24%, an expected dividend yield of zero percent, a volatility of 80% and a deemed value of common stock of $7.31 per share.

   In December 1999, the Company entered into an eleven month agreement with Microsoft Corporation ("Microsoft") whereby the Company would be the premier provider of health and fitness newsletters to Microsoft News Hotmail subscribers. Under the terms of the agreement, the Company will pay Microsoft a minimum fee of $1,833,000 based on $.01 per copy distributed to each subscriber, but not to exceed $2,433,000 over the term of the contract. In addition, the Company agreed to purchase an aggregate of $640,000 in advertising from Microsoft during the term of the agreement. These expenses will be recognized ratably over the term of the agreement. As of December 31, 2000, the Company had paid approximately $1.9 million under this agreement. The Company has claimed that Microsoft has materially breached the contract.

   On May 19, 2000, the Company entered into a three year agreement with XOR, Inc., an application service provider, whereby XOR, Inc. was to provide web development services, maintenance services and systems management services to the Company. Under the terms of the agreement, the Company pays XOR, Inc. on a time and materials basis for services performed. During the third quarter of 2000, the agreement with XOR, Inc. was terminated and $4.5 million in website development costs were written-off as a result of the DrugEmporium.com asset acquisition. The Company has claimed material breach of this agreement, and the Company is in the process of negotiating a settlement.

   On December 28, 2000, Bergen Brunswig Drug Company and its wholly owned subsidiary, Medi-Mail, filed an action in Orange County, California Superior Court (Case No. 00CC15552) against HealthCentral.com and more.com. The complaint alleges inducement of breach of contract and fraudulent conveyance by

                               HEALTHCENTRAL.COM

HealthCentral.com and breach of contract by more.com arising out of HealthCentral's acquisition of certain of the assets of more.com. The Company believes this claim is without merit and has retained legal counsel to vigorously defend against this claim. Bergen has requested a halt in document production and the parties have commenced settlement negotiations. The complaint alleges monetary damages of approximately $6 million. The Company has not accrued any liability for this matter at December 31, 2000.

   The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition.

   The Company, like other retailers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage, the Company currently has a general liability policy, followed by additional umbrella liability insurance coverage. There can be no assurance that such insurance will continue to be available at a reasonable cost, or if available, that it will be adequate to cover liabilities.

 Leases

   The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through March 2005. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $2,051,261, $1,219,443 and $530,560, respectively. The terms of the facility leases provide for rental payments on a graduated scale.

   Future minimum lease payments under noncancelable operating and capital leases are as follows:

                                                           Leases     Operating
                                                           Capital      Leases
                                                         -----------  ----------
     Year Ending December 31,
     ------------------------
       2001 ...........................................  $ 4,157,562  $1,389,844
       2002 ...........................................    1,913,325   1,335,069
       2003............................................       76,201   1,178,840
       2004 ...........................................       51,552     697,417
       2005 and thereafter.............................          --    1,055,622
                                                         -----------  ----------
         Total minimum lease payments..................    6,198,640  $5,656,792
                                                                      ==========
     Amount representing interest......................   (1,651,342)
                                                         -----------
     Present value of net minimum lease payments.......    4,547,298
     Less: Current portion of obligations under capital
      leases...........................................   (3,258,040)
                                                         -----------
     Obligations under capital leases..................  $ 1,289,258
                                                         ===========

Note 12. Segment Information

   Based on the criteria established by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in three principal business segments. The Company does not report any information regarding costs by business segment as management does not produce such information to measure the performance of the Company's segments.

                               HEALTHCENTRAL.COM

   Revenues by business segment are as follows:

                                                   Years Ended December 31,
                                              ----------------------------------
                                                 2000        1999        1998
                                              ----------- ----------- ----------
     Segment:
       eCommerce and other product sales..... $35,703,106 $ 9,105,408 $      --
       Retail store sales....................   7,348,620   7,936,352  4,340,297
       Advertising, content and other........   2,952,974   1,188,753     15,259
                                              ----------- ----------- ----------
         Total revenue....................... $46,004,700 $18,230,513 $4,355,556
                                              =========== =========== ==========

Note 13. Subsequent Event

   In February 2001, the Company closed four of its Vitamins.com brick and mortar stores. The total charge to be recorded as a result of the closing will be approximately $800,000.

   On February 23, 2001, Albert Greene resigned as Chief Executive Officer of the Company. Pursuant to the Employment Agreement between Albert Greene and the Company, as amended (the "Employment Agreement"), the Company is currently making monthly severance payments of $25,278.24 to Mr. Greene, which may under certain circumstances continue for twelve months after his termination, in which case the total severance would be $303,338.88.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of HealthCentral.com:

   Our audits of the consolidated financial statements referred to in our reports dated February 9, 2001 appearing in this Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 9, 2001

                               HEALTHCENTRAL.COM
                       VALUATION AND QUALIFYING ACCOUNTS

                          Balance at the Charged to
                           Beginning of   Costs and             Balance at End
Description                 the Period    Expenses   Deductions   of Period
- -----------               -------------- ----------- ---------- --------------
Allowance for doubtful
 accounts:
  Year ended December 31,
   2000..................  $    64,609   $    57,404  $38,072    $    83,941
  Year ended December 31,
   1999..................          --         66,065    1,456         64,609
  Year ended December 31,
   1998..................          --            --       --             --

Inventory obsolescence
 reserve:
  Year ended December 31,
   2000..................  $    40,000   $       --   $   --     $    40,000
  Year ended December 31,
   1999..................          --         40,000      --          40,000
  Year ended December 31,
   1998..................          --            --       --             --

Deferred tax asset
 valuation allowance:
  Year ended December 31,
   2000..................  $11,576,350   $27,895,544  $   --     $39,471,894
  Year ended December 31,
   1999..................      138,500    11,437,850      --      11,576,350
  Year ended December 31,
   1998..................      138,500           --       --         138,500

                                 EXHIBIT INDEX

 Number                               Description
 ------                               -----------
  3.5++ Amended and Restated Bylaws of the Company

  3.8   Certificate of Designation of Series A Preferred Stock of
        HealthCentral.com dated September 7, 2000

  4.3   Registration Rights Agreement between the Company and Don Bayless dated
        December 2, 2000

  4.4   Registration Rights Agreement between the Company and Goldberg,
        Marchesano Partners, Inc. dated December 22, 2000

 10.33 Industrial Lease Agreement between Telestar Court Limited Partnership and Vitamins Superstore, L.L.C. dated June 19, 1997

 10.34  Industrial Lease Agreement between Drug Emporium, Inc. and Crow Family
        Holdings Industrial Limited Partnership dated July 15, 1999

 10.35  Office Lease between the Company and Christie Avenue Partners JS dated
        May 19, 2000 (as amended June 5, 2000)

 10.36  Offer Letter from the Company to James Schanzenbach dated August 15,
        2000

 10.37  Assignment Agreement between Drug Emporium, Inc. and DrugEmporium.com,
        Inc., dated February 29, 2000

 10.38  Assignment Agreement between the Company and DrugEmporium.com, Inc.
        dated August 30, 2000

 10.39 Common Stock Repurchase Agreement between the Company and C. Fred Toney dated November 13, 2000

 10.40  Amendment I to Industrial Lease Agreement between the Company and Crow
        Family Holdings Industrial Limited Partnership dated November 27, 2000

 10.41  Severance and Change of Control Agreement between the Company and C.
        Fred Toney dated December 2000

 21.1++ List of subsidiaries

 23.1   Consent of Independent Accountants, PricewaterhouseCoopers LLP

 23.2   Consent of Independent Accountants, Arthur Andersen LLP

 24.1   Power of Attorney (Page 47)

- --------
++ Supersedes previously filed exhibit