Form 10-K405/A
period 2000-12-31
HEALTHCENTRAL COM
filed 2001-04-30
CIK 1095016

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  Form 10-K/A

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

                    Common Stock, par value $.001 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,150,729 as of February 28, 2001, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 50,661,038 shares of the registrant's Common Stock issued and outstanding as of February 28, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant..........   Page 1
 Item 11. Executive Compensation......................................   Page 4
          Common Stock Ownership of Certain Beneficial Owners and
 Item 12. Management..................................................   Page 9
 Item 13. Certain Relationships and Related Transactions..............  Page 10
 Signatures............................................................ Page 14

   The Registrant hereby amends the following items of Part III of its Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001:

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors

   Our bylaws currently provide that the board of directors shall consist of six members. Our board of directors is divided into the following three classes: Class I, whose term will expire at the annual meeting of stockholders in 2003; Class II, whose term will expire at the annual meeting of stockholders in 2001; and Class III, whose term will expire at the annual meeting of stockholders in 2002. After each of these respective elections, each class of directors will serve staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of stockholders of HealthCentral.com, with the other classes continuing for the remainder of their respective terms. Effective as of the annual meeting of stockholders in June 2001, Mr. Greene will not continue as a member of our board of directors and the bylaws will automatically be amended to decrease the total number of directors to five.

   The directors of the Company and their ages as of April 30, 2001 are as follows:

                                                                 Director
            Name             Age      Principal Occupation        Since   Class
            ----             ---      --------------------       -------- -----
 C. Fred Toney..............  35 Chief Executive Officer,
                                 President and Chief Financial
                                 Officer of HealthCentral.com      2000    III
                                 Host of Dr. Dean Edell radio
 Dean S. Edell (1)(2).......  60 program                           1996    III
 Albert L. Greene...........  50 Chairman of the Board of
                                 Directors of
                                 HealthCentral.com                 1998     II
 James J. Hornthal (1)(2)...  47 Vice Chairman of the Board of
                                 Directors of Travelocity.com      1996     II
                                 President and Director of
 Michael D. McDonald (1)(2).  45 Global Health Initiatives         1999     II
 Miles K. Munger............  42 Vice President and General
                                 Manager of Merchandising and
                                 Marketing of
                                 HealthCentral.com                 2001      I

--------
(1) compensation committee member

(2) audit committee member

   C. Fred Toney has served as our Chief Executive Officer since February 2001, as President and as a director since November 2000 and as Chief Financial Officer since July 1999 when he joined HealthCentral.com. Mr. Toney also served as Chief Operating Officer from November 2000 to February 2001. From August 1992 to July 1999, Mr. Toney served as Senior Managing Director, Senior Research Analyst and Director of Research at Pacific Growth Equities, Inc., an investment banking firm. Previously he held investment or research analyst positions at Volpe, Welty &Company; Donaldson, Lufkin & Jenrette Securities Corporation and RCM Capital Management; and sales and merchandising positions at Pharmavite Pharmaceutical Corporation. He also serves on the boards of directors of private companies. Mr. Toney received a B.A. in both Economics and English from the University of California, Davis.

   Dean S. Edell, M.D. co-founded HealthCentral.com in August 1996, and has been a director since its inception. From inception to July 1998, Dr. Edell also served as President and Chief Executive Officer. Dr. Dean Edell has been a medical journalist for twenty years, and is the host of the Dr. Dean Edell Show, which is broadcast on more than 300 radio stations. Dr. Edell has received numerous awards for his broadcasting work, including a C. Everett Koop Media award, an Edward R. Murrow award, and awards from the American Cancer Society and the American Heart Association. Dr. Edell received a B.A. in Zoology from Cornell University and an M.D. from Cornell University Medical School.

   Albert L. Greene has served as a director since October 1998 and as chairman of the board of directors since November 2000. From July 1998 to February 2001, Mr. Greene served as Chief Executive Officer of HealthCentral.com, and he served as President from July 1998 to November 2000. From May 1990 to February 1998, Mr Greene served as President of Alta Bates Medical Center, a hospital in Berkeley, California. From January 1996 to July 1998, Mr. Greene served as Chief Executive Officer of the East Bay Service Area of Sutter Health, a healthcare provider. He also serves on the boards of directors of Quadramed Corporation, a developer of healthcare software and services, Lumisys Incorporated, a supplier of medical imaging products, and Acuson Corporation, a manufacturer of medical ultrasound equipment. Mr. Greene received a B.A. in Psychology from Ithaca College and an M.H.A. in Hospital Administration from the University of Michigan.

   James J. Hornthal co-founded HealthCentral.com in August 1996, has been a director since inception and served as co-chairman of the Board of Directors from September 1999 to November 2000. In March 1985, Mr. Hornthal founded Preview Travel, an online travel services company. He served as chairman of the Board of Directors of Preview Travel from its inception until Preview Travel merged with Travelocity.com in March 2000, as well as Preview Travel's President until April 1994 and Chief Executive Officer until June 1997. Mr. Hornthal currently serves as the Vice Chairman of Travelocity's Board of Directors. Mr. Hornthal is also the chairman of the board of CNX Media, a privately-held media convergence company. Mr. Hornthal received an A.B. in Economics from Princeton University and an M.B.A. from Harvard Business School, where he was a Baker Scholar.

   Michael D McDonald has served as a director since August 1999, when we acquired Enterprise Web Services. He served as co-chairman of our board of directors from September 1999 to November 2000 and served as chairman of the board of directors from August 1999 to September 1999. Since December 1995, he has served as President and a director at both Global Health Initiatives, a health information company, and Health Initiatives Foundation, Inc., a health and technology non-profit company. At Enterprise Web Services, Dr. McDonald served as President and chairman of the board of directors from June 1984 to August 1999. He also served as Director of Health and Telecom at the Koop Foundation from March 1995 to April 1997. Dr. McDonald received a B.A. in Interdisciplinary Study of Medicine from the University of California, San Diego, and an M.P.H. and Dr. P.H. from the University of California, Berkeley.

   Miles K. Munger has been a director since April 2001 and has served as our Vice President and General Manager of Merchandising and Marketing since November 2000. From January 2000 to November 2000, he served as Vice President and General Manager of Merchandising, and from November 1999 to January 2000 he served as a consultant to HealthCentral.com. From April 1997 to October 1999, Mr. Munger was Vice President of Merchandising for West Marine Products, a marine retailer. From January 1995 to April 1997, Mr. Munger served as Director of Product Procurement at The North Face, a sporting goods retailer and wholesaler. Mr. Munger received a B.S. in Business Administration from Portland State University.

   There are no family relationships among any of the directors or executive officers of the Company.

Compliance with Section 16(a) of the Securities Exchange Act

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors, our executive officers and persons who own more than 10% of the common stock (collectively, "Reporting Persons") to file initial reports of ownership and changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2000 all Reporting Persons complied with all applicable filling requirements.

Item 11. Executive Compensation

   The following table shows the compensation paid during each of the last three years to (a) the person who served as our Chief Executive Officer during 2000, (b) our four other most highly compensated individuals who were serving as executive officers on December 31, 2000, and (c) an additional individual who would have been included in the four most highly compensated individuals, except that he was not serving as an executive officer on December 31, 2000 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                               Long-Term
                                                          Compensation Award
                                                      ---------------------------
                               Annual Compensation      Restricted    Securities
                               ----------------------      Stock      Underlying
          Name            Year Salary ($)   Bonus ($) Award(s) ($)(1) Options (#)
          ----            ---- ----------   --------- --------------- -----------
Albert Greene...........  2000  235,000      70,750         --          670,000(3)
 Chief Executive Officer  1999  185,008(2)   95,003         --          498,582(4)
                          1998   64,800(2)      --          --          149,718

C. Fred Toney...........  2000  214,375      25,000         --          672,000(3)
 President, Chief         1999   94,744      43,750         --          312,500
 Operating Officer and
 Chief Financial Officer

Frank Babbitt...........  2000  157,093(6)   18,278         --           75,000(3)
 Vice President of        1999   31,667      20,000         --           27,000(4)
 Consumer Internet
 Development(5)

Peter Morris............  2000  128,846(6)   33,000         --          120,000(3)
 Vice President and
 General Manager of
 Business Development(5)

Neil Sandow.............  2000  150,500         --          --           31,500(3)
 Vice President of Drug   1999   26,154         --          --           37,500(4)
 Information Services

Robert Cudd.............  2000  132,848(6)   37,500         --           75,000
 Senior Vice President    1999   24,333       7,500         --          156,249
 of Marketing(7)

--------
(1) As of December 31, 2000, the named executive officers held restricted stock in the following aggregate numbers. Because the market price on December 29, 2000 was less than consideration paid in each case, the valuation of shares, in each case, was zero.

  . Mr. Greene held 45,522 shares directly and 62,500 shares indirectly through a limited partnership.
  . Mr. Toney held 61,153 shares.
  . Mr. Babbitt held 25,958 shares.
  . Mr. Morris held 5,597 shares.
  . Mr. Sandow held 405,675 shares.
  . Mr. Cudd held 11,486 shares.

(2) Includes amounts that were paid to Mr. Greene as a consultant for a portion of the year.

(3) Includes options initially granted during 2000 and repriced on December 11, 2000.

(4) Includes options initially granted during 1999 and repriced on December 11, 2000.

(5) Mr. Morris ceased employment with the Company on January 31, 2001.

(6) Includes amounts deferred under the Company's 401(K) plan.

(7) Mr Cudd ceased employment with the Company on November 29, 2000.

   On February 23, 2001, Albert Greene resigned as our Chief Executive Officer. His employment agreement, as amended, provides for severance payments of approximately $25,000 per month for 12 months, subject to Mr. Greene's continued compliance with certain provisions. We are currently negotiating an amendment to this agreement.

   In December 2000, we entered into a Severance and Change of Control Agreement with C. Fred Toney, which provides that if we or our successor terminates him for any reason other than cause, he shall be entitled to receive severance payments equal to his monthly salary plus a pro rata share of his bonus for nine months after his termination. In addition, in the event of a change of control fifty percent (50%) of Mr. Toney's options that are unvested as of the date of the change of control shall immediately become vested and the remaining unvested shares shall vest at the rate of 1/12th each month, unless he is terminated within 12 months after the change of control without cause, in which case all remaining unvested options shall vest.

   On November 14, 2000, we repurchased 312,500 shares of common stock from Mr. Toney at $1.38 per share, which repurchase price was paid by cancellation of principal of $400,000 and accrued interest of $32,542.23 pursuant to two promissory notes executed by Mr. Toney.

   In the event of certain change of control transactions and subject to certain conditions, 50% of the unvested options held by each of our executive officers shall vest and then 1/12th of the remaining unvested shares shall vest monthly, subject to the continued provision of services. In addition, if the optionee is terminated, including constructive termination, within 12 months of the change of control transaction all of the remaining unvested shares shall vest immediately.

   Mr. Toney was promoted to Chief Executive Officer on February 23, 2001. His salary and bonus has not been increased in connection with this promotion.

Option Grants

   The following table provides information with respect to stock options granted to the Named Executive Officers during 2000. We have not granted any stock appreciation rights. In addition, as required by SEC rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term.

                             OPTION GRANTS IN 2000

                                                                   Potential
                                                                Realizable Value
                                                                   at Assumed
                             % of Total                          Annual Rate of
                Number of     Options                             Stock Price
                Securities   Granted to                         Appreciation for
                Underlying   Employees    Exercise               Option Term(4)
                  Option     in Fiscal     Price     Expiration ----------------
     Name        Granted      Year(1)   ($/Share)(2)  Date(3)      5%      10%
     ----       ----------   ---------- ------------ ---------- ------- --------
Albert Greene..  450,000(5)    11.32%     $0.4062      8/17/10  $44,205 $112,024
                 220,000(6)     5.53%     $0.4062     11/29/10  $21,611 $ 54,767
                  44,643(7)     1.25%     $0.4062      10/7/09  $ 4,385 $ 11,113
C. Fred Toney..  225,000(5)     5.66%     $0.4062      8/17/10  $22,105 $ 56,012
                 447,000(6)    11.24%     $0.4062     11/29/10  $43,910 $ 11,277
Frank Babbitt..   10,000(6)     0.25%     $0.4062      1/31/10  $   982 $  2,489
                  17,000        0.43%     $0.4062     11/29/10  $ 1,670 $  4,232
                  25,000(7)     0.62%     $0.4062       9/3/09  $ 2,456 $  6,223
Peter Morris...   80,000(6)     2.01%     $0.4062      1/14/10  $ 7,859 $ 19,915
                  20,000(6)     0.50%     $0.4062       9/1/10  $ 1,965 $  4,979
                  20,000        0.50%     $0.4062     11/29/10  $ 1,965 $  4,979
Neil Sandow....   20,000(6)     0.50%     $0.4062      10/6/10  $ 1,965 $  4,979
                  11,500        0.29%     $0.4062     11/29/10  $ 1,130 $  2,863
                  37,500(7)     0.94%     $0.4062     10/28/09  $ 3,684 $  9,335
Robert Cudd....   75,000(8)     1.89%     $  3.50      9/14/10  $ 7,367 $ 18,671

--------
(1) We granted stock options representing 3,970,540 shares to employees in 2000. All grants were made under the 1999 Stock Plan.

(2) In general, the exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(3) Unless otherwise noted, 1/36th of the total shares vest on each monthly anniversary of the vesting commencement date. All options have a ten year term, but are subject to earlier termination in connection with the termination of employment.

(4) The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the exercise price per share from the date of grant to the end of the option term assuming the exercise price is equal to $0.1562, the market price on December 29, 2001. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionees' continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

(5) Options initially granted during 2000 and repriced on December 11, 2000. The board of directors eliminated all performance vesting criteria.

(6) Options initially granted during 2000 and repriced on December 11, 2000.

(7) Options initially granted prior to 2000 and repriced on December 11, 2000.

(8) 1/4th of the total shares vest on the annual anniversary of September 14, 2001, and 1/48th of the total shares vests on the monthly anniversary of the vesting commencement date thereafter. Vesting ceased on November 15, 2000, the date Mr. Cudd ceased employment with the Company.

                      AGGREGATED OPTION EXERCISES IN 2000
                 AND DECEMBER 31, 2000 YEAR-END OPTION VALUES

   The following table provides certain information with respect to stock options exercised by the Named Executive Officers during 2000. None of the Company's options were considered "in-the-money" as of December 31, 2000 because the exercise price of each option exceeded the December 31, 2000 fair market value of our common stock of $0.1562. No stock appreciation rights
(SARs) were outstanding during 2000.

                                                          Number of Securities
                                                         Underlying Unexercised
                                                               Options at
                                  Shares                    December 31, 2000
                                Acquired On  Value      -------------------------
             Name                Exercise   Realized    Exercisable Unexercisable
             ----               ----------- --------    ----------- -------------
Albert Greene..................      --         --        647,425      694,791
C. Fred Toney..................      --         --         18,667      653,333
Frank Babbitt..................   23,958    $60,674(1)     33,736       68,264
Peter Morris...................      --         --            556      119,444
Neil Sandow....................      --         --          1,915       67,085
Robert Cudd....................      --         --         41,663      189,586

--------
(1) Value realized is calculated based on the closing price of the Company's common stock as reported on the Nasdaq on the date of exercise ($3.8125 on April 24, 2000) minus the exercise price of the option ($1.28 per share) and does not necessarily indicate that the optionee sold such stock.

Board Compensation

   Except for reimbursement for a percentage of travel expenses relating to attendance at board meetings and the grant of stock options, our directors do not receive compensation for their services as members of the Board of directors. Employee directors are eligible to participate in our 1998 Stock Plan, 1999 Stock Plan and 1999 Employee Stock Purchase Plan. Nonemployee directors are eligible to participate in our 1998 Stock Plan, 1999 Stock Plan and Directors' Plan.

   The 1999 Directors' Stock Option Plan (the "Directors' Plan") provides that each person who first becomes a nonemployee director after our initial public offering will be automatically granted a nonstatutory stock option to purchase 12,500 shares of common stock on the date on which he or she first becomes a member of our board of directors. In addition, on the date of each annual stockholders meeting, each nonemployee director who will continue serving on the board following the meeting and who has been a director for at least six months prior to the meeting date will be granted an option to purchase 6,250 shares of common stock. All options granted under the Directors' Plan will have a term of ten years and an exercise price equal to the fair market value of the common stock on the date of grant. All options granted under the Directors' Plan to new nonemployee directors shall vest monthly over four years from the date of a grant, and all options granted at the time of our annual stockholders meeting will vest monthly over 12 months.

   In June 2000, under the Directors' Plan each of Dr. Edell, Mr. Hornthal and Dr. McDonald was automatically granted a nonstatutory stock option to purchase 6,250 shares of our common stock at an exercise price of $3.9375 per share. Each of these option grants vests over a 12 month period. On the date of the Annual Meeting, under the Directors' Plan each of Dr. Edell, Mr. Hornthal and Dr. McDonald will be automatically granted a nonstatutory stock option to purchase 6,250 shares of our common stock at an exercise price equal to the fair market value of the shares on the date of grant. Each of these option grants will vest over a 12 month period.

   See "Item 11. Executive Compensation" for a description of compensation to Messrs. Greene and Toney.

Item 12. Common Stock Ownership of Certain Beneficial Owners and Management

   The following table shows how many shares of common stock were owned by each of our directors, the executive officers named in the Summary Compensation Table of this proxy ("Named Executive Officers"), all officers and directors as a group, and each owner of more than 5% of our outstanding common stock, as of February 28, 2001. The applicable percentage of ownership for each stockholder is based on 50,661,038 shares of common stock outstanding as of February 28, 2001, in each case together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned that are exercisable on or before April 29, 2001 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13D's or 13G's, which 5% stockholders are required to file with the SEC, and which generally set forth ownership interests as of December 31, 2000. Except as otherwise noted, the address of each person listed in the table is c/o HealthCentral.com, 6005 Shellmound Street, Suite 250, Emeryville, CA 94608. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and is based on the individual's ability to exercise voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

                                                      Total Number Beneficially
                  Name and Address                     of Shares      Owned
                  ----------------                    ------------ ------------
more.com, Inc........................................  5,002,525       9.87%
 c/o Morrison & Foerster LLP
 425 Market Street
 San Francisco, CA 94105
Jefferson Chase, LLC(1)..............................  3,110,941       6.14%
 Robert Haft, Manager
 c/o Venable, Baetjer, Howard & Civiletti, LLP
 1201 New York Avenue NW
 Washington, DC 20005
Clairvest Vitamins...................................  3,208,786       6.33%
 Attn: Jeff Par, Suite 1700
 22 St. Clair Avenue East
 Toronto Ontario M4T 2S3
 Canada
Acacia Venture Partners(2)...........................  2,641,275       5.21%
 101 California Street, Suite 3160
 San Francisco, CA 94011
James J. Hornthal(3).................................  2,406,215       4.53%
Dean S. Edell(4).....................................  2,310,208       4.36%
Michael D. McDonald(5)...............................  1,655,101       3.16%
Albert L. Greene(6)..................................    751,381       1.46%
C. Fred Toney(7).....................................    154,486        *
Neil Sandow(8).......................................    417,718        *
Robert Cudd(9).......................................     53,149        *
Frank Babbitt(10)....................................     38,221        *
Peter Morris(11).....................................      6,708        *
All directors and executive officers as a group (10
 persons)(12)........................................  8,061,248      15.92%

--------
*  Less than 1%.

(1) Reflects 400,000 share gift made subsequent to the filing of Amended
    Schedule 13D on January 30, 2001. Mr. Haft is a former director and officer of the Company.

(2) Consists of 2,455,902 shares held by Acacia Venture Partners II, LP and 185,373 shares held by South Pointe Venture Partners II, LP.

(3) Consists of 2,401,007 shares held by an investment entity and trust controlled by Mr. Hornthal and 5,208 shares issuable pursuant to the exercise of vested options as of April 29, 2001.

(4) Includes 5,208 shares issuable pursuant to the exercise of vested options as of April 29, 2001.

(5) Includes 31,250 shares issuable pursuant to the exercise of vested options as of April 29, 2001.

(6) Includes 643,359 shares issuable pursuant to the exercise of vested options as of April 29, 2001.

(7) Includes 93,333 shares issuable pursuant to the exercise of vested options as of April 29, 2001.

(8) Includes 9,583 shares issuable pursuant to the exercise of vested options as of April 29, 2001.

(9) Includes 41,663 shares issuable pursuant to the exercise of vested options as of April 29, 2001.

(10) Includes 25,958 shares issuable pursuant to the exercise of vested options as of April 29, 2001.

(11) Includes 5,597 shares issuable pursuant to the exercise of vested options as of April 29, 2001.

(12) Includes 915,674 shares issuable pursuant to the exercise of vested options as of April 29, 2001 held by directors, Named Executive Officers and other executive officers.

Item 13. Certain Relationships and Related Transactions

Employment Agreements

   An August 15, 2000 offer letter to James Schanzenbach, one of our executive officers, provides that should Mr. Schanzenbach's employment be terminated without cause he will be eligible for continued payment of his monthly salary for six months as severance.

   Henry Loubet, one of our executive officers, ceased employment with us on January 31, 2001. Mr. Loubet's offer letter provides for continued payment of his base salary for six months as severance (approximately $13,750.00 per month). We are in the process of negotiating an amendment to this severance provision.

   Also, please see "Executive Compensation" section for description of the Company's Employment Agreements with Named Executive Officers Albert L. Greene and C. Fred Toney.

Promissory Notes

   On November 14, 2000, we repurchased 312,500 shares of common stock from Mr. Toney at $1.38 per share, which repurchase price was paid by cancellation of principal of $400,000 and accrued interest of $32,542.23 owed pursuant to two promissory notes executed by Mr. Toney.

Contracts with Affiliates

   In April 2000, we paid Dr. Edell, one of our co-founders and directors, approximately $1.4 million in cash for an assignment of the "Dr. Dean Edell" brand name for our use in connection with the marketing, sale and distribution of prescription and non-prescription eyewear through December 31, 2006. For the year ended December 31, 2000, we derived $5.0 million in revenue from the sale of Dr. Dean Edell eyewear.

   We believe that all of our transactions with affiliates were entered into on terms and conditions no less favorable to us than those that could have been obtained from unaffiliated third parties. In addition, our policy is that all transactions with our affiliates are approved by a majority of our board of directors, including a majority of our independent and disinterested directors.

Item 14. Exhibits

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

  3.3(1)  Amended and Restated Certificate of Incorporation of the Company


  3.5(5)  Amended and Restated Bylaws of the Company


  3.8(5)  Certificate of Designation of Series A preferred Stock of
          HealthCentral.com dated September 7, 2000


  4.1(1)  Form of Company's Common Stock Certificate


  4.2(3)  Registration Rights Agreement between the Company and Alta Vista
          Company dated August 2, 2000


  4.3(5) Registration Rights Agreement between the Company and Don Bayless dated December 2, 2000


  4.4(5)  Registration Rights Agreement between the Company and Goldberg,
          Marchesano Partners, Inc. dated December 22, 2000


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


 10.6(1)  Form of Common Stock Agreement between the Company and each of Dean
          S. Edell M.D. and James J. Hornthal


 10.9(1)  Employment Agreement between the Company and Deryk Van Brunt


 10.10(3) Employment Agreement between the Company and Albert Greene, dated
          August 16, 1999, as amended June 27, 2000


 10.11(1) Offer Letter from the Company to C. Fred Toney dated June 16, 1999


 10.15(1) License and Confidential Information Agreement between the Company and Dr. Dean S. Edell dated May 14, 1999


 10.16(1) Office Lease between the Company and Christie Avenue Partners JS dated March 26, 1999



  Number                                Description
  ------                                -----------
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


 10.29(1) Assumed HealthCentralRx.com 1999 Stock Option Plan and form of incentive stock option agreement


 10.30(2)  Agreement with Covert Bailey dated December 1999


 10.31(4)  Employment Agreement between the Company and Robert M. Haft, dated
           March 15, 2000 and effective as of June 16, 2000


 10.32(4)  Assignment and Amendment Agreement among the Company, Brand Optical
           Corporation and Dr. Dean Edell, dated April 11, 2000

 10.33(5)  Industrial Lease Agreement between Telestar Court Limited
           Partnership and Vitamins Superstore, L.L.C. dated June 19, 1997

 10.34(5)  Industrial Lease Agreement between Drug Emporium, Inc. and Crow
           Family Holdings Industrial Limited Partnership dated July 15, 1999

 10.35(5) Office Lease between the Company and Christie Avenue Partners JS dated May 19, 2000 (as amended June 5, 2000)


 10.36(5)  Offer Letter from the Company to James Schanzenbach dated August 15,
           2000


 10.37(5)  Assignment Agreement between Drug Emporium, Inc. and
           DrugEmporium.com, Inc., dated February 29, 2000


 10.38(5) Assignment Agreement between the Company and DrugEmporium.com, Inc., dated August 30, 2000


 10.39(5)  Common Stock Repurchase Agreement between the Company and C. Fred
           Toney dated November 13, 2000


 10.40(5)  Amendment I to Industrial Lease Agreement between the Company and
           Crow Family Holdings Industrial Limited Partnership, dated November
           27, 2000

 10.41(5)  Severance and Change of Control Agreement between the Company and C.
           Fred Toney dated December 2000


 21.1(5)   List of subsidiaries


 23.1      Consent of Independent Accountants, PricewaterhouseCoopers LLP


 23.2      Consent of Independent Accountants, Arthur Andersen LLP


 24.1(5)   Power of Attorney

--------
+ Confidential treatment has been granted by the Securities and Exchange Commission

++ Supersedes previously filed exhibit

(1) Filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-88019) and herein incorporated by reference

(2) Filed with the Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000 and herein incorporated by reference

(3) Filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000 and herein incorporated by reference

(4) Filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 and herein incorporated by reference

(5) Filed with the Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001 and herein incorporated by reference

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Healthcentral.com

                                                    /s/ C. Fred Toney
                                          By:  ________________________________
                                                       C. Fred Toney
                                                 Chief Executive Officer,
                                                Chief Financial Officer and
                                                         Director

Date: April 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/ C. Fred Toney            Chief Executive Officer,      April 30, 2001
____________________________________  Chief Financial Officer and
           C. Fred Toney              Director

         /s/ Dean Edell*             Director                      April 30, 2001
____________________________________
             Dean Edell

      /s/ Albert L. Greene*          Chairman of the Board of      April 30, 2001
____________________________________  Directors
         Albert L. Greene

       /s/ James Hornthal*           Director                      April 30, 2001
____________________________________
           James Hornthal

     /s/ Michael D. McDonald*        Director                      April 30, 2001
 ____________________________________
        Michael D. McDonald

        /s/ Miles Munger*            Director and Vice President   April 30, 2001
 ____________________________________  and General Manager of
            Miles Munger              Merchandising and Marketing

        /s/ C. Fred Toney
*By: _______________________________
          Power of Attorney