Form 10-Q
period 2001-03-31
HEALTHCENTRAL COM
filed 2001-05-15
CIK 1095016

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                                 Yes [X] No [_]

As of May 11, 2001, there were 50,661,038 shares of the registrant's Common Stock outstanding.

Index

                                                                           Page
                                                                           ----
PART I.        FINANCIAL INFORMATION

       Item 1. Financial Statements                                           3

       Item 2. Management's Discussion and Analysis of Financial Condition   11
                   and Results of Operations

       Item 3. Quantitative and Qualitative Disclosures about Market Risk    29

PART II.       OTHER INFORMATION

       Item 1. Legal Proceedings                                             29

       Item 2. Changes in Securities and Use of Proceeds                     30

       Item 3. Defaults Upon Senior Securities                               30

       Item 4. Submission of Matters to a Vote of Security Holders           30

       Item 5. Other Information                                             30

       Item 6. Exhibits and Reports on Form 8-K                              30

SIGNATURES                                                                   31

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                               HealthCentral.com
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                                               March 31,           December 31,
                                                                                                 2001                2000
                                                                                            -------------        --------------
                                                                                             (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents..............................................................    $       3,365        $      14,208
 Restricted cash........................................................................              595                    -
 Accounts receivable, net of allowance for doubtful accounts of
   $93 and $84, respectively............................................................            4,531                3,059
 Inventory..............................................................................            8,256                9,006
 Prepaid expenses and other current assets..............................................            2,151                2,065
                                                                                            -------------        -------------
      Total current assets..............................................................           18,898               28,338
Property and equipment, net.............................................................            9,930               11,686
Other assets............................................................................              422                  440
Intangible assets, net..................................................................            4,447                4,922
                                                                                            -------------        -------------
      Total assets......................................................................    $      33,697        $      45,386
                                                                                            =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................................................................    $      10,769        $      12,258
 Accrued expenses.......................................................................            1,954                3,701
 Deferred revenue and other current liabilities.........................................            1,482                1,280
 Current portion of obligations under capital leases....................................            2,619                3,258
                                                                                            -------------        -------------
      Total current liabilities.........................................................           16,824               20,497
Deferred rent...........................................................................              146                  195
Obligations under capital leases........................................................            1,106                1,289
                                                                                            -------------        -------------
      Total liabilities.................................................................           18,076               21,981
                                                                                            -------------        -------------
Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
 Convertible preferred stock............................................................            7,275                7,275
 Common stock...........................................................................               50                   50

 Additional paid-in capital.............................................................          210,458              210,831
 Notes receivable from stockholders.....................................................              (65)                 (65)
 Deferred stock compensation............................................................             (962)              (1,487)
 Accumulated deficit....................................................................         (201,135)            (193,199)
                                                                                            -------------        -------------
       Total stockholders' equity.......................................................           15,621               23,405
                                                                                            -------------        -------------
       Total liabilities and stockholders' equity.......................................    $      33,697        $      45,386
                                                                                            =============        =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              HealthCentral.com
                Condensed Consolidated Statement of Operations
            (unaudited, in thousands except for per share amounts)

                                                                                 Three months ended March 31,
                                                                                     2001              2000
                                                                               ----------------  -----------------
Revenues:
   E-commerce and other product sales...................................        $        12,221  $           9,905
   Advertising, content and other.......................................                    605                632
                                                                               ----------------  -----------------
                    Total revenues......................................                 12,826             10,537
                                                                               ----------------  -----------------

Operating and other expenses:
   Cost of e-commerce and other product sales...........................                  8,038              7,738
   Content and product development......................................                  1,198              2,807
   Sales and marketing..................................................                  7,175             24,203
   General and administrative...........................................                  2,063              2,641
   Amortization of intangible assets....................................                    329              3,544
   Stock compensation...................................................                    126                587
   Asset impairment charge .............................................                    880                  -
   Restructuring charge.................................................                    826                  -
   Acquisition and contract termination costs...........................                      -                 35
                                                                               ----------------  -----------------
                    Total operating and other expenses..................                 20,635             41,555
                                                                               ----------------  -----------------
Loss from operations....................................................                 (7,809)           (31,018)
Interest income (expense), net..........................................                   (127)               997
                                                                               ----------------  -----------------
Net loss................................................................       $         (7,936) $         (30,021)
                                                                               ================  =================

Basic and diluted net loss per share....................................       $          (0.16) $           (1.10)

Shares used in computing basic and diluted net loss per share...........                 50,336             27,378



The accompanying notes are an integral part of these condensed consolidated financial statements.

                               HealthCentral.com
                Condensed Consolidated Statement of Cash Flows
                           (unaudited, in thousands)

                                                                          Three months ended March 31,
                                                                             2001              2000
                                                                        --------------    --------------
Cash flows from operating activities:
Net loss............................................................    $      (7,936)    $      (30,021)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Stock compensation expense......................................              126                587
    Depreciation and amortization expense...........................            1,182              4,084
    Amortization of prepaid contracts...............................               20                233
    Asset impairment charge.........................................              880                  -
    Changes in assets and liabilities:
      Accounts receivable...........................................           (1,472)               378
      Inventory.....................................................              750              1,394
      Prepaid expenses and other assets.............................              (85)              (710)
      Accounts payable..............................................           (1,489)                (2)
      Accrued expenses..............................................           (1,726)             2,643
      Deferred revenue and other liabilities........................              300                 52
                                                                        -------------     --------------
          Net cash used in operating activities.....................           (9,450)           (21,362)
                                                                        -------------     --------------

Cash flows from investing activities:
  Purchase of property and equipment................................              (33)            (2,153)
  Proceeds from sale of property and equipment......................               55                  -
  Restricted cash...................................................             (595)                 -
  Cash paid in connection with acquisitions, net of
    cash received...................................................                -             (1,312)
  Payments to related party.........................................                -               (758)
                                                                        -------------     --------------
          Net cash used in investing activities.....................             (573)            (4,223)
                                                                        -------------     --------------

Cash flows from financing activities:
  Payments on capital leases........................................             (822)               (94)
  Proceeds from the issuance of common stock........................                2                 33
                                                                        -------------     --------------
          Net cash used in financing activities.....................             (820)               (61)
                                                                        -------------     --------------
Net decrease in cash and cash equivalents...........................          (10,843)           (25,646)
Cash and cash equivalents at beginning of period....................           14,208             83,690
                                                                        -------------     --------------
Cash and cash equivalents at end of period..........................    $       3,365     $       58,044
                                                                        -------------     --------------

Supplemental disclosures of non-cash investing and
  financing activities:
  Deferred stock compensation.......................................    $        (395)    $         (614)
  Stock warrants and options issued in connection with
    agreements......................................................               21                 13
  Assets acquired under capital leases..............................                -                 23


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               HEALTHCENTRAL.COM

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Description of Business

     HealthCentral.com (the "Company") is a leading provider of online healthcare-related e-commerce and content to consumers through its network of websites, which include WebRx.com, ComfortLiving.com, Vitamins.com, HealthCentral.com and RxList.com, and through its Vitamins.com mail order and retail operations. In addition, the Company designs, hosts and maintains healthcare institutions' websites for healthcare content and e-commerce. HealthCentral.com offers more than 25,000 SKU's of health, beauty, nutraceuticals, home and personal care products, prescription drugs and vision products. The Company also offers user-friendly interactive tools, customized health information pages, personalized health risk assessments and topical newsletters.

     The Company derives revenue from e-commerce, mail order and other product sales, which consists of prescription and non-prescription drugs, over-the-counter health and beauty aid products, nutraceuticals, vitamins, minerals, supplements, back care products, baby care products, maternity care products, allergy care products and other specialty health and wellness products. The Company also derives revenue from the sale of the Dr. Dean Edell Eyewear brand eyeglasses to its distributor, advertising and vendor sponsorship agreements, as well as from annual license fees for applications, content, hosting and maintenance services for healthcare institutions' websites.

Note 2    Need For Additional Financing and Nasdaq Listing

     The Company has sustained net operating losses and negative cash flows from operations since its inception. Further, the Company has experienced substantial increases in expenditures consistent with its growth in operations and personnel, both internally and through multiple acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has previously financed operations through the issuance of preferred stock, the issuance of notes payable, an initial public offering completed in December 1999 for $74.7 million in cash, through capital leases, and the proceeds of the long-term debt financing entered into in May 2001 (see Note 8). The Company's current cash and cash equivalents are expected to be sufficient to satisfy its liquidity requirements through approximately 2001, provided that the Company achieves its targeted revenues, efficiencies and cost reductions, restructures certain partnerships and other relationships and completes certain asset sales and collects certain accounts receivables in a timely manner. However, there can be no assurance that the Company will not need additional funds from the issuance of additional equity or debt securities, funds from credit facilities and/or from the sale of certain assets, none of which may be achieved.

     On April 5, 2001, the Company received a notice from Nasdaq that its stock would be delisted from the Nasdaq National Market because the stock failed to maintain a minimum closing bid price of $1.00 for the requisite 10 day period during the 90 calendar day grace period. The Company appealed that determination and has been granted a hearing before a Listing Qualifications Panel. A hearing date has been scheduled for May 31, 2001 and the delisting of the Company's stock has been stayed pending the Panel's decision. At the hearing, the Company plans to demonstrate its long-term ability to comply with each of the Nasdaq National Market maintenance requirements and discuss the Company's plans to effect a 1-for-50 reverse stock split at its 2001 Annual Meeting to be held in June 2001. Should these efforts be unsuccessful, the Company's common stock would probably be delisted from the Nasdaq stock market.

Note 3    Basis of Presentation and Significant Accounting Policies

      The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

Revenue Recognition

     E-commerce and other product sales are recognized for pharmaceutical products, over-the-counter health and beauty aid products, vitamins, minerals, supplements, baby and maternity products, allergy care and back care products, net of discounts, when products are shipped to customers or sold through its retail stores. Net sales include outbound shipping and handling fees charged to customers. Revenue also includes the wholesale revenue from the sale of "Dr. Dean Edell Eyewear" brand eyeglasses to the Company's brick-and-mortar distribution partner. All revenues are recognized, net of allowances for product returns, promotional discounts and coupons, at the time the products are shipped to the customer for e-commerce sales and at the point of sale for retail stores. The Company is responsible for all refunds relating to all sales where a customer is not satisfied with the products received. The Company records an estimated allowance for such returns in the period of sale and also retains the credit risk for all sales.

     Advertising revenues are recognized in the period the advertising impressions are delivered to customers. The Company uses an outside vendor to solicit customers to use the Company's advertising services, to serve the ads to the Company's website and to bill and collect for these services. This outside vendor provides monthly reports indicating the impressions delivered, the amounts billed for advertising services and the related administrative fee. The Company recognizes advertising revenues, as reported by the outside vendor, net of this administrative fee, as the Company bears no collection risk for the gross amount of the advertising fees. The advertising contracts do not guarantee a minimum number of impressions to be delivered. The Company also enters into vendor sponsorship agreements and provides customers with enhanced promotional opportunities and co-branded web pages.

     Content and other revenues are derived from contracts with healthcare providers, health product resellers, and third party organizations and consist of license fees for website development applications, consulting fees from custom website development and hosting, and maintenance fees related to the websites' maintenance. The Company recognizes software license revenue under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials. Deferred revenues represent the amount of cash received or services performed and billed prior to revenue recognition.

Concentration

     At March 31, 2001 and December 31, 2000, the Company had approximately 83% and 70%, respectively, in accounts receivable balances with one customer.

Inventory

     Inventory, which consists primarily of finished goods, is valued at the lower of cost or market, with cost determined using the weighted-average method.

Note 4    Net Loss Per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if the effect is antidilutive. Potential common stock consists of convertible preferred stock and incremental common shares issuable upon the exercise of stock options and warrants.

     The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                                               March 31,
                                                               ---------
                                                            (in thousands)
                                                            --------------
                                                         2001             2000
                                                        ------           ------
      Convertible preferred stock.............             480               --
      Convertible preferred stock warrants....              12               12
      Common stock warrants...................              --               74
      Common stock options....................           3,823            3,389
      Common stock subject to repurchase......              --              221
                                                        ------           ------
                                                         4,315            3,696
                                                        ======           ======

     The restricted shares subject to repurchase are excluded from the calculation of basic and diluted net loss per share until the restrictions lapse.

Note 5    Segment Information

     Based on the criteria established by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in three principal business segments. The three segments are e-commerce and other product sales, retail store sales and advertising, content and other. E-commerce and other product sales consist of online and mail order catalog sales of health-related products, including Dr. Dean Edell Eyewear. Retail store sales include sales of health-related products through our brick-and-mortar stores. Advertising, content and other revenues primarily include amounts derived from delivering advertising impressions to companies, revenues from vendor sponsorship agreements and from providing website development and related services to healthcare providers and other commercial organizations. The Company does not report any information regarding costs by business segment as management does not produce such information to measure the performance of the Company's segments.

     Revenues by business segment are as follows:

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                            (in thousands)
                                                            --------------
                                                      2001                 2000
                                                     -------              -------
      Segment:
      E-commerce and other product sales .......     $10,747              $ 7,876
      Retail store sales .......................       1,474                2,029
      Advertising, content and other ...........         605                  632
                                                     -------              -------
                        Total revenue ..........     $12,826              $10,537
                                                     =======              =======

Note 6    Restructuring

     Based on the criteria required by Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and Staff Accounting Bulletin ("SAB") 100, Restructuring and Impairment Charges, the Company incurred restructuring charges in the first quarter 2001.

     In January 2001, the Company implemented a reduction in workforce of approximately 60 employees, consisting of 29 warehouse employees, 9 production and engineering employees, 15 sales and marketing employees and 7 finance and administrative employees. In connection with this action, the Company recorded a restructuring charge in the first quarter 2001 of $634,000 comprised of $594,000 in employee severance and benefits and $40,000 in legal fees.

     In February 2001, the Company closed four of its unprofitable retail Vitamins.com stores. In connection with this action, the Company recorded a restructuring charge of $192,000 in the first quarter 2001, consisting of $132,000 in lease termination payments, $21,000 in employee severance and benefits for 18 employees and $39,000 in other miscellaneous charges. The Company also recorded an asset impairment charge of $682,000 associated with the write-off of fixed assets which consisted of customized store furniture and fixtures that have little or no resale value. During the process of closing the four stores, inventory was damaged while being moved to other locations. The Company is still reviewing the damaged inventory and expects to take a charge, which is not estimable at this time, in the second quarter of 2001.

     The Company has accrued a total of $445,000 at March 31, 2001 related to the restructuring, which is included in accrued liabilities.

Note 7    Commitments and Contingencies

     In December 1999, the Company entered into an eleven month agreement with Microsoft Corporation ("Microsoft") whereby the Company would be the premier provider of health and fitness newsletters to Microsoft News Hotmail subscribers. The agreement provided that the Company pay Microsoft a minimum fee of $1,833,000 based on $.01 per copy distributed to each subscriber, but not to exceed $2,433,000 over the term of the contract. In addition, the agreement provided that the Company purchase an aggregate of $640,000 in advertising from Microsoft during the term of the agreement. These expenses were accrued ratably over the term of the agreement. As of March 31, 2001, the Company had paid approximately $1.9 million under this agreement. In addition, Vitamins.com entered into an agreement with Microsoft in November 1999 for advertising services and terminated this contract in June 2000, claiming breach of contract. The Company and Microsoft are in dispute over the breach of contract claim. On May 4, 2001, the Company tendered an offer to settle all outstanding contract claims between the parties to date. The Company has not received any response to the settlement offer. However, if Microsoft were to prevail on its claim with regard to the Vitamins.com agreement, the Company could face potentially substantial payment obligations.

     On January 29, 2001, XOR, Inc. filed an action in Adams County, Colorado District Court against HealthCentral.com. The complaint alleges breach of contract, unjust enrichment and promissory estoppel. The complaint alleges monetary damages of approximately $1.3 million. The Company has responded with an answer and counter claim for breach of contract and plans to vigorously defend against this claim. The Company's financial statements reflect the software capitalization of $0.5 million related to XOR. The Company has not accrued any amount related to the resolution of this matter.

     On February 23, 2001, Albert Greene resigned as Chief Executive Officer of the Company. The Employment Agreement between Albert Greene and the Company, as amended, provides that the Company make monthly severance payments of approximately $25,000 to Mr. Greene, which under certain circumstances may continue for up to twelve months after his termination, in which case the total severance would be approximately $300,000. The Company is currently in negotiations with Mr. Greene regarding his severance package.

     On March 15, 2001, the Company amended its equipment lease agreement with LeaseNet, Inc., extending the payment terms from 36 months to 46 months, ending in May 2003, resulting in additional payments of $767,000. In exchange for the extended term, the Company assigned $180,000 in Certificates of Deposit to LeaseNet of which $20,000 will be released back to the Company each month upon LeaseNet's receipt of their monthly lease payment.

     On March 29, 2001, an employee was formally notified that his promissory note, due March 5, 2000 for $59,398 plus accrued interest and penalties, was past due and payable immediately. The employee has not responded to this notification, and the Company is actively pursuing collection. The ultimate collectibility of this promissory note is uncertain, however, no reserve has been provided at March 31, 2001.

Note 8    Subsequent Events

     On April 23, 2001, the Company consolidated its Comfort Living warehouse and customer service operations into its existing Kentucky fulfillment center, the Virginia customer service center and the Company's headquarters in California. The Company expects to record a total charge associated with this consolidation of approximately $491,000 in the second quarter of 2001, which is expected to consist of approximately $115,000 in restructuring charges, $176,000 in asset impairment charges and an estimated $200,000 in inventory write-off charges. The restructuring charge is expected to be $78,000 in lease termination payments, $34,000 in employee severance and benefits for 16 warehouse and administrative employees and $3,000 in other miscellaneous charges.

     In May 2001, the Company began consolidating its L&H Catalog division into the Company's existing operations. The Company expects to record a restructuring charge of approximately $473,000 in the second quarter 2001 related to severance benefits and legal fees related to the consolidation and termination of 20 warehouse and administrative employees. The Company expects to complete this consolidation by the end of second quarter 2001.

     In May 2001, the Company received $2.7 million in cash in the first closing of a debt financing with multiple persons and entities. Under the terms of the agreements, the principal borrowed is due on December 31, 2003 and interest is fixed at 8.5% to be paid monthly in arrears. The debt is secured by the Company's inventory and receivables under a UCC-1 filing. Additionally, each lender received a warrant to purchase five shares of the Company's common stock for each dollar loaned to the Company. The warrants are immediately exercisable for a period of five years and carry an exercise price equal to the fair market value of the Company's common stock on the date of the closing. Under the terms of the debt agreements, the Company could raise an additional $1.3 million in additional closings. Of the total funds, $400,000 of the funds came from C. Fred Toney, the Company's Chief Executive Officer and James Hornthal, a director of the Company.

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

Overview

     HealthCentral.com is a leading provider of online healthcare related e-commerce and content to consumers through our network of websites, which includes WebRx.com, Vitamins.com, HealthCentral.com, RxList.com, DrugEmporium.com and ComfortLiving.com, and through our Vitamins.com mail order and retail operations. In addition, we design, host and maintain healthcare institutions' websites for healthcare content and e-commerce. We offer more than 25,000 SKU's of health, beauty, nutraceuticals, home and personal care products. We also offer user-friendly interactive tools, customized health information pages, personalized health risk assessments and topical newsletters.

     Revenues for e-commerce and other product sales are recognized for pharmaceutical products, over-the-counter health and beauty aid products, and other health-related products, net of discounts, when products are shipped to customers or sold through our retail stores. Net sales include outbound shipping and handling fees charged to customers. Revenue also includes the wholesale revenue from the sale of "Dr. Dean Edell Eyewear" brand eyeglasses to our brick-and-mortar distribution partner. All revenues are recognized, net of allowances for product returns, promotional discounts and coupons, at the time the products are shipped to the customer for e-commerce sales and at the point of sale for retail stores. We are responsible for all refunds relating to all sales where a customer is not satisfied with the products received. We record an estimated allowance for such returns in the period of sale and also retain the credit risk for all sales.

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

     Content and other revenues are derived from contracts with healthcare providers, health product resellers, and third party organizations and principally consist of license fees for website development applications, consulting fees from custom website development and hosting, and maintenance fees related to the websites' maintenance. We recognize software license revenue under SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials. Deferred revenues represent the amount of cash received or services performed and billed prior to revenue recognition.

     We incurred net losses of approximately $7.9 million for the quarter ended March 31, 2001 compared to $30.0 million for the quarter ended March 31, 2000. We are currently targeting to breakeven on our bottom line (excluding non-cash items and other charges) at some point prior to year end, based on our monthly run rate, provided that we achieve our targeted revenues, efficiencies and cost reductions, restructure certain partnerships and other relationships and complete certain asset sales and collect certain accounts receivables in a timely manner.

Strategies Implemented in the First and Second Quarter 2001

     We recently began the implementation of significant cost reduction programs designed to substantially reduce our operating expenses. Specifically, the initiatives included:

     - a reduction in workforce of approximately 60 employees in January 2001 consisting of 29 warehouse employees, 9 production and engineering employees, 15 sales and marketing employees and 7 finance and administration employees. We recorded a restructuring charge of approximately $634,000 comprised of $594,000 in employee severance and benefits and $40,000 in legal fees;

     - closure of four unprofitable retail Vitamins.com stores that occurred in February 2001. We recorded an asset impairment and restructuring charge in the first quarter 2001 of approximately $874,000 primarily associated with employee severance for 18 employees, store lease terminations and the write-off of customized fixed assets that have little or no resale value. During the process of closing the four stores, inventory was damaged while being moved to other locations. We are still reviewing the damaged inventory and expect to take a charge, which is not estimable at this time, in the second quarter of 2001. We expect to close or sell the remaining six retail stores during the second quarter of 2001 and expect to take a restructuring charge in the second quarter of 2001 when this occurs;

     - consolidation of the Comfort Living warehouse and customer service operations into the Kentucky fulfillment center, Virginia customer service center and our headquarters in California on April 23, 2001. We expect to record a charge associated with this consolidation of approximately $491,000 in the second quarter 2001 which is expected to consist of approximately $115,000 in restructuring charges, $176,000 in asset impairment charges and an estimated $200,000 in inventory write-off charges. The restructuring charge is expected to be comprised of $78,000 in lease termination payments, $34,000 in employee severance and benefits for 16 warehouse and administrative employees, and $3,000 in miscellaneous charges; and

     - consolidation of the L&H Catalog division into the existing operations, which began in May 2001. We plan to record a restructuring charge of approximately $473,000 in the second quarter 2001 primarily for severance, benefits and related legal fees in connection with the consolidation and termination of 20 warehouse and administrative employees. This consolidation is expected to be completed by the end of the second quarter of 2001.

     We also began capital raising activities, consists of:

     - raising up to $4.0 million in a debt financing from multiple persons and entities. On May 10, 2001, we borrowed $2.7 million in a first closing and anticipate closing on an additional $200,000 during May of 2001. Under the terms of the agreements, the principal borrowed is due on December 31, 2003 and interest is fixed at 8.5% per annum to be paid monthly in arrears. The debt is secured by our inventory and receivables under a UCC-1 filing. Additionally, each lender received a warrant to purchase five shares of our common stock for each dollar loaned to us. The warrants are immediately exercisable for a period of five years and carry an exercise price equal to the fair market value on the date of the issuance based on the average closing stock price for the 20 days prior to issuance. Under the terms of the debt agreements, we may borrow up to $4.0 million total (including the amount already funded). Of the total, $400,000 of the funds came from
          C. Fred Toney, our Chief Executive Officer and director and James Hornthal, a director.

We believe our cost reduction and revenue generating initiatives, combined with our capital raising activities, will enable us to operate more efficiently and effectively in the future.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Revenues

     E-commerce and other product sales. E-commerce and other product sales consist of health-related on-line product sales, mail order catalog sales, wholesale sales of Dr. Dean Edell brand eyewear and retail store sales. E-commerce and other product sales were $12.2 million for the quarter ended March 31, 2001 compared to $9.9 million for the quarter ended March 31, 2000, representing an increase of 23.2% over the same period for the previous year.

     Mail order and e-commerce sales. Revenues from mail order and e-commerce sales were $10.7 million for the quarter ended March 31, 2001 and $7.9 million for the quarter ended March 31, 2000, representing an increase of 36.5%. The increase was primarily attributable to growth in our mail order and e-commerce sales, an increased customer base, repeat purchases from existing customers and new product offerings. The increase is also attributable to the addition of Comfort Living customers. We also reduced the use of product discounts as a marketing tool. Revenues are targeted to increase through 2001, with the exception of the Dr. Dean Edell eyewear, as we aim for continued growth in our e-commerce and mail order customer base and our affiliate relations and as we focus our marketing efforts on our existing customer base and new low cost customer acquisition programs. However, future sales will continue to depend upon a number of factors, including our ability to increase sales with a greatly reduced marketing budget, the frequency of customer purchases, the quantity and mix of products sold and the price we charge for our products. We currently expect revenues for the sale of prescription drugs and Dr. Dean Edell Eyewear will decrease as we currently plan to outsource our pharmacy fulfillment and restructure our Cable Car agreement.

     Retail store sales. Retail store sales, consisting of brick-and-mortar sales of healthcare related over-the-counter products, were $1.5 million for the three months ended March 31, 2001 compared to $2.0 million for the three months ended March 31, 2000. The 27.4% decrease is primarily due to the closure of four unprofitable Vitamins.com stores in February 2001. We are currently targeting the remaining six retail stores will be sold or closed during the second quarter of 2001.

     Advertising, content and other revenues. Advertising, content and other revenues consist of advertising and sponsorship revenues, content, subscription and license revenues and were $605,000 and $632,000 for the three months ended March 31, 2001 and 2000, respectively. In first quarter 2001, advertising, content and other revenues decreased 4.2% from the comparable period in 2000 primarily due to decreased advertising sponsorship revenue. We are targeting our vendor sponsorship revenues to increase in the future as we focus on providing vendors with opportunities in which to communicate their marketing messages to customers on our e-commerce and content websites. Content, subscription and license revenues are not expected to grow as we have de-emphasized this business and these revenues are targeted to remain flat for the remainder of 2001.

Cost of Revenues

     Cost of e-commerce and other product sales. Cost of e-commerce and other product sales consists primarily of the cost of products sold to customers, certain promotion costs and inbound shipping charges. These costs were $8.0 million in the first quarter of 2001 as compared to $7.7 million in the first quarter of 2000. The 3.9% increase from the first quarter of 2000 to the first quarter of 2001 was attributable to an increase in sales, an increase in unit costs of certain products and increases in inbound shipping. We expect that our cost of e-commerce and other product sales will continue to fluctuate in the future with changes in e-commerce and other products sales and price discounting and other promotion costs.

Operating Expenses

     Content and product development. Content and product development expenses consist primarily of payroll and related expenses for website development, editorial, engineering and telecommunications operations personnel and consultants, systems and telecommunications infrastructure and cost of acquired content. Product development costs are generally expensed as incurred, except for costs relating to the development of internal-use software, which are capitalized and depreciated over their estimated useful lives. Content and product developments expenses were $1.2 million and $2.8 million in March 31, 2001 and 2000, respectively. The decrease of 57.3% from the first quarter of 2000 to the first quarter of 2001 was primarily attributable to a $1.3 million decrease in our editorial and engineering staffing expenses resulting from the completion of development projects in 2000 and the downsizing of staff. We expect content and product development costs to continue to decrease through the second quarter of 2001, then stabilize.

     Sales and marketing. Sales and marketing expenses consist primarily of advertising and certain promotional expenditures, payroll and related expenses for personnel engaged in marketing and customer service activities, outbound shipping charges and certain fulfillment costs. Fulfillment costs include the external fulfillment fee charged by our third party fulfillment partners prior to August 2000 and the internal cost of operating and staffing the distribution center thereafter. Sales and marketing expenses were $7.2 million for the first quarter of 2001 compared to $24.2 million for the first quarter of 2000. The 70.4% decrease from 2000 to 2001 was primarily attributable to a decrease of $15.6 million in advertising expense and $1.6 million in staffing and personnel expense offset by an increase of $284,000 in fulfillment and shipping charges. We expect sales and marketing expense to continue to decrease as we shift our efforts towards more cost effective promotional and marketing campaigns such as segmented e-mail programs and vendor and other partnership agreements.

     General and administrative. General and administrative expenses consist primarily of payroll and related expenses for finance, human resources, business development, investor relations, executive and administrative personnel, as well as professional services and other general corporate expenses. General and administrative expenses were $2.1 million in the first quarter of 2001 and $2.6 million in the first quarter of 2000. The 21.9% decrease is attributable to a reduction in personnel and professional related costs of $955,000 and $131,000, respectively, partially offset by an increase of $481,000 in overhead. General and administrative expenses are expected to remain stable through 2001.

     Amortization of intangible assets. Amortization of intangible assets relates to the amortization of intellectual property related to domain names and intangible assets resulting from acquisitions. Amortization of intangible assets was $329,000 and $3.5 million for the quarters ended March 31, 2001 and 2000, respectively, which represented a decrease of 90.7%. This decrease is the result of the write-off of impaired intangibles of $39.1 million during the fourth quarter of 2000. Amortization of intangible assets are expected to remain stable for 2001 as we do not anticipate additional acquisitions at this time.

     Stock compensation. Deferred stock compensation is amortized over the respective vesting periods of the outstanding options, which is generally three to four years. Stock compensation expense was $126,000 and $587,000 for the first quarters ended March 31, 2001 and 2000, respectively. The 78.5% decrease was attributable to a decrease in the number of employees and a decrease in the market valuation of our common stock.

     Asset impairment charge. Asset impairment charges were $880,000 for the quarter ended March 31, 2001 and were primarily related to a write-off of the fixed assets from the closure of four Vitamin.com retail stores in February 2001. There were no asset impairment charges in the first quarter of 2000.

     Restructuring charge. A restructuring charge for the quarter ended March 31, 2001 was $826,000 of which $634,000 was attributable to a reduction in force and $192,000 was attributable to the closure of four retail stores and consisted of $132,000 in lease termination payments, $21,000 in employee severance and benefits for 18 employees and $39,000 in other miscellaneous charges. There were no restructuring charges in the first quarter of 2000.

     Interest income (expense), net. Interest income (expense), net consists of interest on capital lease obligations partially offset by earnings on our cash and cash equivalents. Interest income (expense), net was $(127,000) in the first quarter of 2001 and $997,000 in the first quarter of 2000. The decrease is attributable to lower interest bearing asset balances as cash was utilized for operating and other expenses.

Liquidity and Capital Resources

     Since inception, we have financed operations primarily through our initial public offering, the sale of preferred stock, the issuance of notes payable and capital leases, and the proceeds of the May 2001 debt financing. As of March 31, 2001, we had $3.4 million in cash and cash equivalents and $595,000 in restricted cash. Net cash used in financing activities for the quarters ended March 31, 2001 and 2000, was $820,000 and $61,000, respectively. The cash used in financing activities in the first quarter of 2001 was attributable to $822,000 in cash payments on capital leases. In the first quarter of 2000, cash used in financing activities was mainly attributable to $94,000 in capital lease payments offset by $33,000 in proceeds from the issuance of our common stock.

     Net cash used in operating activities was $9.5 million for the quarter ended March 31, 2001 and $21.4 million for the first quarter of 2000. Net cash used in operating activities in the quarter ended March 31, 2001 was comprised primarily of a $7.9 million net operating loss and decreases of $1.7 in accrued expenses, $1.5 million in accounts payable and increases of $1.5 million in accounts receivable and $85,000 in prepaid expenses and other assets. This use of cash was partially offset by $1.2 million in depreciation and amortization expense, $880,000 in asset impairment charges, $126,000 in stock compensation expense and a decrease of $750,000 in inventory and an increase of $300,000 in deferred revenue and other liabilities.

     Net cash used in investing activities was $573,000 for the quarter ended March 31, 2001 and $4.2 million for the quarter ended March 31, 2000. In the first quarter of 2001, cash used in investing activities consisted of $595,000 in restricted cash, partially offset by $55,000 in proceeds from the sale of property and equipment. Cash used in investing activities in the first quarter of 2000 was comprised of $2.2 million for the purchase of property and equipment, $1.3 million in net cash paid in connection with acquisitions and $758,000 in payments to related parties.

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

     We have experienced substantial increases in expenditures since inception, consistent with growth in operations and personnel, both internally and through multiple acquisitions. While we are targeting to reduce our cost structure, we currently expect to continue to use cash to fund operating losses, to integrate acquisitions, to acquire and retain customers and to restructure agreements. We currently are targeting that our available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet our targeted cash needs through approximately 2001, provided that we achieve our targeted revenues, efficiencies and cost reductions, restructure certain partnerships and other relationships and on a timely basis, complete certain asset sales and collect certain accounts receivable. If we are unable to complete any of these actions as scheduled or on the terms currently contemplated, we may have to significantly reduce our operations and our business may be jeopardized.

     Any projections of future cash needs and cash flows are subject to substantial uncertainty. We may need additional cash sooner than currently anticipated. The sale of additional equity or debt securities that include warrants could result in additional dilution to our stockholders. Any debt securities issued could have rights senior to holders of common stock and could contain covenants that would restrict our operations. Additional financing may not be available in amounts or on terms acceptable to us, or at all. We have received a report from our independent accountants for the year ended December 31, 2000 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical net operating losses and negative cash flows.

Risk Factors That May Affect Future Results and Market Price of Stock.

     You should carefully consider the following risk factors. The risks and uncertainties described below are intended to be the ones that are specific to our company or industry and that we deem to be material, but are not the only ones that we face.

WE HAVE A LIMITED OPERATING HISTORY.

     We launched our HealthCentral.com website in November 1998, our Vitamins.com website in March 1999, and our WebRx.com website in November 2000. We merged with Vitamins.com in June 2000, and we acquired the assets and certain liabilities of DrugEmporium.com in September 2000 and Comfort Living in December 2000. Accordingly, we have a limited operating history and are subject to the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as the Internet healthcare market. These challenges include our ability to:

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

WE HAD AN ACCUMULATED DEFICIT OF APPROXIMATELY $201.1 MILLION AT MARCH 31, 2001, AND WE MAY NOT ACHIEVE OUR TARGETED EXPENSE REDUCTIONS OR ACHIEVE PROFITABILITY.

     Since our inception, we have had limited revenues and have incurred substantial net losses in each year. While we are unable to predict accurately our future operating expenses, we may not be able to achieve our targeted expense reductions as we:

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

     At the time of our public offering, we expected to build revenues from three channels: Internet advertising, private label institutional website services, and healthcare e-commerce. To date, the Internet has not proven to be as effective an advertising medium as traditional media, and thus advertising revenues contribute much less to our revenue mix than originally expected. In addition, the institutional healthcare market has been slow to adopt the Internet as a meaningful tool to improve patient service and revenues. Thus, we have focused our business operations on the sale of healthcare products online and the sale of vitamins through our mail order business, and if we do not meet our target performance goals in any of these business lines, our business may fail.

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

WE ACQUIRED OUR OWN FULFILLMENT CAPABILITIES FOR E-COMMERCE PRODUCT ORDERS (EXCEPT FOR CONTACT LENSES) AND WE HAVE LIMITED EXPERIENCE IN PROVIDING THESE SERVICES.

     As a result of our acquisition of assets of DrugEmporium.com and the acquisition of assets of Comfort Living, we have begun managing fulfillment of our e-commerce product orders internally. Previously, we relied primarily upon third parties to manage most of our product fulfillment responsibilities and therefore have limited experience in providing these services. A failure in the ability to purchase items on favorable terms, obtain sufficient types and quantities of supplies, manage inventory levels effectively, or fill and ship orders on a cost-effective and timely basis could result in customer dissatisfaction and could significantly harm our e-commerce business. We are in the process of rationalizing various fulfillment functions, which may lead to disruptions in inventory management and other fulfillment problems. We are also in the process of reviewing our pharmacy operations and, as a result, we currently plan to outsource this function in the future.

     We rely on third-party carriers for shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our distribution partners' and our carriers' ability to provide product fulfillment and delivery services to meet our distribution and shipping needs.

Failure to deliver products to our customers in a timely manner could adversely affect our reputation, brand and business.

BECAUSE WE HAVE VERY LIMITED CASH, WE WILL NEED TO RAISE ADDITIONAL CAPITAL SOON AND MAY NOT BE ABLE TO RAISE IT ON ACCEPTABLE TERMS, OR AT ALL.

     As of March 31, 2001, we had cash and cash equivalents of approximately $3.4 million, and we have obtained additional debt funding since March 31, 2001 of approximately $2.7 million. While we are targeting to reduce our cost structure, we currently expect to continue to use cash to fund operating losses, to integrate acquisitions, to acquire and retain customers and to restructure agreements. We currently are targeting that our available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet our targeted cash needs through approximately 2001, provided that we achieve our targeted revenues, efficiencies and cost reductions, restructure certain partnerships and other relationships and complete certain asset sales and collect certain accounts receivables in a timely manner. If we are unable to complete any of these actions as scheduled or on the terms currently contemplated, we may have to significantly reduce our operations and our business may be jeopardized.

     Any projections of future cash needs and cash flows are subject to substantial uncertainty. We may need additional cash sooner than currently anticipated. We issued warrants to purchase 12.5 million shares of our common stock in connection with the first closing of $2.7 million of our May 2001 debt financing. The sale of additional equity or debt securities that include warrants could result in dilution to our stockholders. Any additional debt securities issued could have rights senior to holders of common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. We have received a report from our independent accountants for the year ended December 31, 2000 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical net operating losses and negative cash flows.

OUR STOCK PRICE, LIKE THAT OF MANY COMPANIES IN THE INTERNET INDUSTRY, HAS BEEN AND MAY CONTINUE TO BE EXTREMELY VOLATILE, AND WE MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET SYSTEM.

     The market price of our common stock has declined significantly in recent months, and we expect that it will continue to be subject to significant fluctuations as a result of variations in our quarterly operating results and the overall decline in the Nasdaq stock market. These fluctuations have been, and may continue to be, exaggerated because an active trading market has not developed for our stock. Thus, investors may have difficulty selling shares of our stock at a desirable price, or at all. Our stock is currently trading below the $1 per share requirement for continued listing on the Nasdaq National Market, and on April 5, 2001 we received a notice from Nasdaq that our stock would be delisted from the Nasdaq National Market because the stock failed to maintain a minimum bid price of $1.00 for the requisite 10 day period during the 90 calendar day grace period. We appealed that determination and have been granted a hearing before a Listing Qualifications Panel. In addition, if our stock price is not at or above approximately $0.12 per share by the date of our Nasdaq hearing, we will not qualify for the Nasdaq National Market System listing as a result of our failure to comply with the $5 million public float requirement, as well. A hearing date has been scheduled for Thursday, May 31, 2001 and the delisting of our stock has been stayed pending the Panel's decision. At the hearing, the Company plans to demonstrate its long-term ability to comply with each of the Nasdaq maintenance requirements and discuss the Company's plans to effect a 1-for-50 reverse stock split at its 2001
Annual Meeting to be held in June 2001. The reverse stock split requires the approval of stockholders holding a majority of our outstanding common stock (currently approximately 50.7 million shares), so it may prove difficult to get stockholder approval of this action. If at the time of our hearing our stock is not at or above approximately $0.12 per share, we will request a transfer to the Nasdaq SmallCap Market, assuming the stockholders approve our reserve stock split. If our efforts in this regard are unsuccessful, our stock will be delisted from the Nasdaq Stock Market. If a delisting from the Nasdaq Stock Market were to occur, our stock would trade on the OTC Bulletin Board or in the "pink sheets." Such alternatives are generally considered to be less efficient markets and are not as broad as the Nasdaq National market or the Nasdaq SmallCap Market.

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

OUR CASH PROJECTIONS DEPEND ON OUR SUCCESSFULLY RESTRUCTURING OUR DEAN EDELL EYEWEAR RELATIONSHIP.

     We currently sell our Dr. Dean Edell brand of eyewear to a single distributor under an exclusive arrangement. Accounts receivable due from this distributor represented almost 83% of our total accounts receivable as of March 31, 2001. In addition, we have incurred substantial inventory carrying costs related to the Dr. Dean Edell brand of eyewear. We are currently working to restructure this relationship into a royalty stream arrangement, and then we plan to sell our right to receive this royalty to a third party. The restructuring of this relationship, subsequent sale of the royalty stream and our collection of certain accounts receivable presently owed to us by our current distributor are all key components of our funding strategy, and, if we do not succeed in completing these actions as scheduled and on the terms currently contemplated, our business and our liquidity may be jeopardized.

WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF THE ACQUISITION OF VITAMINS.COM, OR THE ACQUISITION OF THE ASSETS OF DRUGEMPORIUM.COM AND COMFORT LIVING, AND THEIR INTEGRATION MAY RESULT IN DISRUPTION TO OUR BUSINESS OR THE DISTRACTION OF OUR MANAGEMENT AND EMPLOYEES.

     We may not be able to successfully assimilate the Vitamins.com, DrugEmporium.com or ComfortLiving.com assets and operations or accomplish the execution of our e-commerce business plan. The integration of these recent acquisitions into our business has strained, and may continue to strain, our existing technology and operations systems as we continue to assimilate Vitamins.com, DrugEmporium.com and Comfort Living into our existing operations. In addition, the personnel that we have hired pursuant to these acquisitions may decide not to continue working for us or otherwise may not integrate successfully with our current staff. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses.

     Our merger with Vitamins.com, and our acquisitions of the assets of DrugEmporium.com and Comfort Living, could adversely affect our combined financial results or the market price of our common stock. If the benefits of the merger or the acquisitions do not exceed the costs associated with them, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger and acquisitions, our financial results, including earnings per share, could be adversely affected. In addition, if we do not achieve the perceived benefits of these acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, the market price of our common stock may decline.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD AFFECT OUR STOCK PRICE.

     We have filed S-3 Registration Statements covering the resale of approximately 31.8 million shares of our common stock by selling stockholders. In addition to the shares being registered on the Forms S-3, approximately 16.3 million shares are saleable in the public market without restriction under the Securities Act or are saleable under Rule 144 of the Securities Act, subject to volume, manner of sale, notice and current reporting information requirements. In addition, as of April 30, 2001, approximately 3.6 million shares of our common stock were subject to options outstanding, and approximately 1.8 million of these options were repriced in December 2000 and carry an exercise price of $0.4062 per share. Because our stock price is currently low and the trading volume is thin, the sale of a substantial number of shares could depress the price of our stock dramatically and could jeopardize our ability to maintain our Nasdaq listing. Any substantial sales could also make it more difficult for us to sell equity-related securities in the future at an appropriate price, or at all.

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

     We are currently in dispute with Microsoft with regard to our claims of breach of contract by Microsoft and their payment claims against us. We have tendered an offer to settle all outstanding contract claims, but have not received a response from Microsoft. If Microsoft were to prevail on its claim, we could face potentially substantial payment obligations.

     We are in the process of renegotiating and/or terminating certain major contractual relationships such as employment agreements, lease agreements, licensing agreements and advertising agreements, and may renegotiate certain additional contractual relationships, any of which could disrupt our business and/or cause us to incur additional costs or make additional payments.

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

     We have experienced a period of significant growth in our business, which has placed, and will continue to place, a significant strain on our resources. As we continue to rationalize our cost structure, we will need to improve our efficiency, which we may not be able to accomplish. Any failure to successfully manage our operations and increase our efficiency could distract management attention and result in our failure to execute on our business plan. As a result of our acquisitions, we are in the process of assimilating the operations of Vitamins.com, DrugEmporium.com and Comfort Living into our operations. In order to manage this growth effectively, we will need to implement and integrate transaction-processing, operational, reporting, and financial systems, rationalize and train our employee base, and maintain close coordination among our technical, finance, marketing, and merchandising staffs. Our integration and operational efforts are complicated by the fact that Vitamins.com operates in the Washington D.C. and New York areas, DrugEmporium.com operations are based in Kentucky and the Comfort Living operations are based in Maryland. Thus, we have to manage an enterprise operating over a wide geographical area. We will need to expend significant amounts of our time and financial resources as we consolidate these operations and otherwise restructure these operations to achieve efficiencies from these acquisitions, which may distract management and further strain our technology and staffing resources. We also need to devote resources to website development, strategic relationships, technology infrastructure and operational infrastructure.

IN ORDER TO EXECUTE OUR BUSINESS PLAN WE MUST RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES, AND WE FACE SIGNIFICANT COMPETITION FROM OTHER INTERNET, HEALTHCARE AND NEW MEDIA COMPANIES IN DOING SO.

     If we fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed. Competition for personnel throughout the Internet and healthcare industries is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in retaining highly skilled employees with appropriate qualifications. Recent layoffs within our company may make it harder to retain key employees. Additionally, the loss of any of our key executive officers could have a significant negative impact on our operations.

WE MAY BE EXPOSED TO LIABILITIES THAT ARE NOT COVERED BY THE INDEMNIFICATION AVAILABLE UNDER THE DRUGEMPORIUM.COM ASSET PURCHASE AGREEMENT OR THE MORE.COM AND COMFORT LIVING ASSET PURCHASE AGREEMENT, WHICH MAY HARM OUR RESULTS OF OPERATION AND FINANCIAL CONDITION.

     Upon consummation of our asset purchase agreements, we assumed certain liabilities of DrugEmporium.com and more.com/Comfort Living. As a result, we may be exposed to liabilities that are not covered by the indemnification available under the asset purchase agreements. In addition, it is possible that liabilities may arise in the future which we did not discover or anticipate. To the extent these liabilities are inconsistent with representations and warranties made in the respective agreements, we may have a claim for indemnification against the former stockholders of DrugEmporium or more.com. The DrugEmporium.com and more.com agreements provide that 10% of the HealthCentral.com stock issued in each purchase will be placed in an escrow account for indemnification and held for a period of one year. The escrow amount will be our sole recourse for indemnification claims other than in the case of fraud. However, the assumed liabilities, both at the time of and arising after the consummation of the agreements, may exceed our expectations and the escrow amount may be insufficient to cover these liabilities. If liabilities for which indemnification is available exceed the escrow amount, we will suffer financial losses, which may harm our business, results of operation and financial condition.

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

WE COULD FACE SIGNIFICANT NON-CASH STOCK-BASED CHARGES.

     In light of the recent decline in our stock price and in an effort to retain our employee base, in December 2000 we exchanged stock options held by employees and certain consultants. In exchange for accepting new vesting schedules, the exercise price of all eligible employee and certain consultant options with an exercise price in excess of $0.4062 was reduced to $0.4062, the closing market price on the Nasdaq on December 11, 2000. As a result of this repricing, options to purchase approximately 1.8 million shares will be subject to variable accounting treatment, which means that any increase in our stock price will result in non-cash accounting charges, which would increase our net loss.

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

     Prescription orders are currently filled by our in-house pharmacists, however we are in the process of reviewing our pharmacy operations and, as a result, may make changes in the future. Any pharmacy errors, whether through WebRx or otherwise, may produce significant adverse publicity either for us or the entire online pharmacy industry. The amount of negative publicity that we or the online pharmacy industry may receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by traditional pharmacies making similar mistakes. We believe that any negative publicity could erode consumer trust and result in an immediate reduction in product purchases.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk.

     Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk. We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2001.

     We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

PART II.    OTHER INFORMATION


Item 1.  Legal Proceedings

     On December 28, 2000, Bergen Brunswig Drug Company and its wholly owned subsidiary, Medi-Mail, filed an action in Orange County, California Superior Court (Case No. 00CC15552) against HealthCentral.com and more.com. The complaint alleges inducement of breach of contract and fraudulent conveyance by HealthCentral.com and breach of contract by more.com arising out of HealthCentral's acquisition of certain of the assets of more.com. The complaint alleges monetary damages of approximately $6 million. The Company believes this claim is without merit and has retained the law firm of Rutan & Tucker, LLP to vigorously defend against this claim. The parties have commenced settlement negotiations.

     On January 29, 2001, XOR, Inc. filed an action in Adams County, Colorado District Court (Case No. 01 CV 108) against HealthCentral.com. The complaint alleges breach of contract, unjust enrichment and promissory estoppel. The complaint alleges monetary damages of approximately $ 1.3 million. The Company has responded with an Answer and Cross Complaint for breach of contract and has retained the law firm of Moye, Giles, O'Keefe, Vermeire & Gorrell LLP, to vigorously defend against this claim.

     The Company is involved in litigation from time to time that is routine in nature and incidental to the conduct of its business.

Item 2.  Changes in Securities and Use of Proceeds

     On December 7, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-88019) was declared effective by the Securities and Exchange Commission, pursuant to which 7,500,000 shares of our common stock were offered and sold on December 7, 1999 for our account, generating net proceeds of approximately $74.6 million. We used $71.2 million of the net offering proceeds through March 31, 2001, of which $56.5 million was used for funding working capital and operating losses, $6.2 million was used for capital expenditures and $5.8 million for acquisition costs. Other than $1.4 million paid to Dr. Dean Edell, a director, for the purchase of the Dr. Dean Edell Eyewear license, and $1.3 million paid to Neil Sandow, an officer, in connection with the purchase of RxList, none of these payments represented direct or indirect payments to our directors, officers or other affiliates. The remaining initial public offering proceeds have been invested in short-term, investment grade, interest bearing securities.

Item 3.  Defaults Upon Senior Securities

     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8K

         (a)  Exhibits:

              None.

         (b)  Reports on Form 8K:

A current report on Form 8K was filed with the Securities and Exchange Commission by HealthCentral.com on February 22, 2001 to report the restated audited consolidated financial statements to reflect HealthCentral.com's acquisition of Vitamins.com, which was accounted for as a pooling-of-interests.

A current report on Form 8K was filed with the Securities and Exchange Commission by HealthCentral.com on March 9, 2001 to report the resignation of Albert L. Greene as Chief Executive Officer.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HealthCentral.com

Date:  May 15, 2001                    By:  /s/ C. Fred Toney
                                           -----------------------------------
                                             C. Fred Toney,
                                             Chief Executive Officer,
                                             Chief Financial Officer and
                                             Director