Form 10-Q
period 2001-06-30
HEALTHCENTRAL COM
filed 2001-08-14
CIK 1095016

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                                Yes [X] No [_]

As of August 10 2001, there were 1,041,996 shares of the registrant's Common Stock outstanding.

Index


                                                                                     Page
                                                                                     ----
PART I.            FINANCIAL INFORMATION

      Item 1. Financial Statements                                                      3

      Item 2. Management's Discussion and Analysis of Financial Condition and          11
              Results of Operations

      Item 3. Quantitative and Qualitative Disclosures about Market Risk               29

PART II.           OTHER INFORMATION

      Item 1. Legal Proceedings                                                        29

      Item 2. Changes in Securities and Use of Proceeds                                29

      Item 3. Defaults Upon Senior Securities                                          30

      Item 4. Submission of Matters to a Vote of Security Holders                      30

      Item 5. Other Information                                                        30

      Item 6. Exhibits and Reports on Form 8-K                                         31

SIGNATURES                                                                             32

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                               HealthCentral.com
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                         June 30,    December 31,
                                                                           2001          2000
                                                                           ----          ----
                                                                        (unaudited)
ASSETS
  Current assets:
  Cash and cash equivalents.......................................       $   1,445      $  14,208
  Restricted cash.................................................             537              -
  Accounts receivable, net of allowance for doubtful accounts of
   $99 and $84, respectively......................................           1,917          3,059
  Prepaid expenses and other current assets.......................           1,962          2,065
  Inventory.......................................................           6,552          9,006
                                                                         ---------      ---------
     Total current assets.........................................          12,413         28,338
  Property and equipment, net.....................................           6,210         11,686
  Other assets....................................................             203            440
  Intangible assets, net..........................................           4,118          4,922
                                                                         ---------      ---------
     Total assets.................................................       $  22,944      $  45,386
                                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................       $   7,136      $  12,258
  Accrued expenses................................................           2,841          3,701
  Deferred revenue and other current liabilities..................             981          1,280
  Current portion of obligations under capital leases.............           2,193          3,258
                                                                         ---------      ---------
     Total current liabilities....................................          13,151         20,497
  Deferred rent...................................................               -            195
  Obligations under capital leases................................             920          1,289
  Long-term debt..................................................           1,773              -
                                                                         ---------      ---------
     Total liabilities............................................          15,844         21,981
                                                                         ---------      ---------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Convertible preferred stock.....................................           2,045          7,275
  Common stock....................................................              53             50
  Additional paid-in capital......................................         217,498        210,831
  Notes receivable from stockholders..............................             (65)           (65)
  Deferred stock compensation.....................................            (718)        (1,487)
  Accumulated deficit.............................................        (211,713)      (193,199)
                                                                         ---------      ---------
     Total stockholders' equity...................................           7,100         23,405
                                                                         ---------      ---------

     Total liabilities and stockholders' equity...................       $  22,944      $  45,386
                                                                         =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               HealthCentral.com
                 Condensed Consolidated Statement of Operations
             (unaudited, in thousands except for per share amounts)

                                                                  Three months ended June 30,         Six months ended June 30,
                                                                    2001             2000               2001              2000
                                                                  --------         --------           --------          --------
Revenues:
    E-commerce and other product sales..........................  $  8,480         $ 10,087           $ 20,701          $ 19,992
    Advertising, content and other..............................     1,094              758              1,699             1,390
                                                                  --------         --------           --------          --------
      Total revenues............................................     9,574           10,845             22,400            21,382
                                                                  --------         --------           --------          --------
Operating and other expenses:
    Cost of e-commerce and other product sales..................     6,275            8,735             14,313            18,066
    Cost of other product sales - restructuring.................       375                -                375                 -
    Content and product development ............................       984            3,269              2,181             6,077
    Sales and marketing ........................................     6,458           13,932             13,635            36,542
    General and administrative..................................     1,306            2,592              3,369             5,233
    Amortization of intangible assets ..........................       329            3,556                657             7,099
    Stock compensation .........................................       243              530                369             1,117
    Asset impairment charge.....................................     2,899                -              3,779                 -
    Restructuring charge .......................................     1,003                -              1,829                 -
    Acquisition costs...........................................         -            2,428                  -             2,462
                                                                  --------         --------           --------          --------
      Total operating and other expenses .......................    19,872           35,042             40,507            76,596
                                                                  --------         --------           --------          --------
Loss from operations ...........................................   (10,298)         (24,197)           (18,107)          (55,216)
Other income (expense), net ....................................         -              (20)                 1               (20)
Interest expense - amortization of warrants.....................       (89)               -                (89)                -
Interest income (expense), net .................................      (190)             794               (318)            1,791
                                                                  --------         --------           --------          --------
Net loss .......................................................  $(10,577)        $(23,423)          $(18,513)         $(53,444)
                                                                  ========         ========           ========          ========

Basic and diluted net loss per share ...........................  $ (10.43)        $ (38.55)          $ (18.32)         $ (92.52)

Shares used in computing basic and diluted net loss per share...     1,015              608              1,011               578

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               HealthCentral.com
                 Condensed Consolidated Statement of Cash Flows
                           (unaudited, in thousands)

                                                                          Six months ended June 30,
                                                                             2001           2000
                                                                             ----           ----
Cash flows from operating activities:
Net loss.................................................................    $(18,513)     $(53,444)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Stock compensation expense............................................         369         1,118
   Depreciation and amortization expense.................................       2,545         8,333
   Asset impairment charge...............................................       3,779             -
   Non-cash restructuring charge.........................................         138             -
   Amortization of stock warrants issued with long-term debt.............          89             -
   Changes in assets and liabilities:
    Accounts receivable..................................................       1,142        (1,109)
    Prepaid expenses and other assets....................................         202         1,933
    Inventory............................................................       2,455          (435)
    Accounts payable.....................................................      (5,122)        5,270
    Accrued expenses.....................................................        (840)        4,470
    Deferred revenue and other liabilities...............................        (494)          309
                                                                             --------      --------
     Net cash used in operating activities...............................     (14,250)      (33,555)
                                                                             --------      --------

Cash flows from investing activities:
 Purchase of property and equipment......................................         (44)       (3,538)
 Restricted cash.........................................................        (537)            -
 Payments to related party...............................................           -        (4,786)
                                                                             --------      --------
     Net cash used in investing activities...............................        (581)       (8,324)
                                                                             --------      --------
Cash flows from financing activities:
 Payments on capital leases..............................................      (1,434)         (170)
 Proceeds from issuance of long-term debt................................       3,500             -
 Proceeds from the issuance of common stock and common stock warrants....           2            97
                                                                             --------      --------
     Net cash provided by (used in) financing activities.................       2,068           (73)
                                                                             --------      --------
Net decrease in cash and cash equivalents................................     (12,763)      (41,952)

Cash and cash equivalents at beginning of period.........................      14,208        83,690
                                                                             --------      --------
Cash and cash equivalents at end of period...............................    $  1,445      $ 41,738
                                                                             ========      ========
Supplemental disclosures of non-cash investing and
 financing activities:
 Deferred stock compensation.............................................    $   (400)     $   (907)
 Stock warrants and options issued in connection with agreements.........       1,837           (13)
 Assets acquired under capital leases....................................           -            36
 Revaluation of stock warrants issued for agreements.....................           -          (330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCENTRAL.COM

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Description of Business

HealthCentral.com (the "Company") is a leading provider of online healthcare-related e-commerce and content to consumers through its network of websites, which include WebRx.com, ComfortLiving.com, Vitamins.com, HealthCentral.com and RxList.com, and through its Vitamins.com mail order and retail operations. In addition, the Company designs, hosts and maintains healthcare institutions' websites for healthcare content and e-commerce. HealthCentral.com offers more than 20,000 SKU's of health, beauty, nutraceuticals, home and personal care products, prescription drugs and vision products. The Company also offers user-friendly interactive tools, customized health information pages, personalized health risk assessments and topical newsletters.

The Company derives revenue from e-commerce, mail order and other product sales, which consists of prescription and non-prescription drugs, over-the-counter health and beauty aid products, nutraceuticals, vitamins, minerals, supplements, back care products, baby care products, maternity care products, allergy care products and other specialty health and wellness products. The Company also derives revenue from advertising and vendor sponsorship agreements, as well as from annual license fees for applications, content, hosting and maintenance services for healthcare institutions' websites.

On May 24, 2001, the Company outsourced its pharmacy fulfillment activities. As a result, the Company receives a transaction fee for each prescription referral and no longer derives revenue from the sale of prescription pharmaceutical products (see Note 10).

On June 4, 2001, the Company closed its remaining six unprofitable brick-and-mortar retail vitamins stores. The Company plans on opening additional retail stores in the future.

On June 19, 2001, the Company terminated its procurement and supply agreement with Invision Optical Products and its sales and distribution agreement with Cable Car Eyewear related to the Dr. Dean Edell brand of eyewear. Simultaneously, the Company entered into a royalty agreement with Cable Car Eyewear and Dr. Dean Edell that grants Cable Car Eyewear the exclusive rights to manufacture, distribute, market and sell the Dr. Dean Edell brand of eyewear in exchange for royalty payments. Subsequently, on August 8, 2001, the Company assigned all of its exclusive rights related to the manufacture and distribution of eyewear products with the Dr. Dean Edell name and likeness to an unaffiliated private party. As a result, the Company no longer derives product sales or royalty revenue from the sale of eyewear (see Notes 10 and 11).


Note 2  Need For Additional Financing and Nasdaq Listing

The Company has sustained net operating losses and negative cash flows from operations since its inception. In the past, the Company experienced substantial increases in expenditures consistent with its growth in operations and personnel, both internally and through multiple acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has previously financed operations through the issuance of preferred stock, the issuance of notes payable, an initial public offering completed in December 1999 for $74.7 million in cash, through capital leases, and the proceeds of the long-term debt financing entered into in May 2001 (see Note 8). The Company's current cash and cash equivalents are expected to be sufficient to satisfy its liquidity requirements through approximately 2001, provided that the Company achieves its targeted revenues, efficiencies and cost reductions, restructures certain partnerships and other relationships and completes certain asset sales and collects certain accounts receivables in a timely manner. However, there can be no assurance that the Company will not need additional funds from the issuance of additional equity or debt securities, funds from credit facilities and/or from the sale of certain assets, none of which may be achieved.

On April 5, 2001, the Company received a notice from Nasdaq that its stock would be delisted from the Nasdaq National Market because the stock failed to maintain a minimum closing bid price of $1.00 for the requisite 10 day period during the 90 calendar day grace period. The Company appealed that determination and a hearing before a Nasdaq Listing Qualifications Panel was held on May 31, 2001. Since the hearing, the Company effected a 1-for-50 reverse stock split on June 28, 2001 and has been successful at maintaining a minimum closing bid price above $1.00. On July 20, 2001, the Company received a determination on its continued listing by Nasdaq. The Panel determined that while the Company has satisfied the minimum bid price requirement of at least $1.00 per share, the Company does not currently satisfy the $5,000,000 market value of public float
threshold.   While the Panel agreed to continue the listing of the Company's securities on the Nasdaq National Market, the Company's stock did not achieve a market value of public float of at least $5,000,000 for the 30-consecutive trading day period ending August 9, 2001. Thus, the Company expects that the Panel will render a determination as to whether the continued listing of the Company's securities on the Nasdaq National Market is warranted and whether a cure period will be granted. Should the Panel determine not to allow the continued listing of the Company's stock on the Nasdaq National Market, the Company believes it will qualify for listing on the Nasdaq Small Cap Market.


Note 3  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life.) The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired prior to July 1, 2001. The Company is required to adopt FAS 142 effective January 1, 2002. HealthCentral is currently evaluating the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position.


Note 4  Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

Reverse Stock Split

On June 28, 2001, the Company effected a 1-for-50 reverse stock split of the outstanding shares of common stock. All prior share and per share amounts have been restated to reflect the reverse stock split.

Revenue Recognition

E-commerce and other product sales are recognized for over-the-counter health and beauty aid products, vitamins, minerals, supplements, baby and maternity products, allergy care and back care products, net of discounts, when products are shipped to customers or sold through its retail stores. Net sales include outbound shipping and handling fees charged to customers. Revenue in the first quarter 2001 also included the wholesale revenue from the sale of "Dr. Dean Edell Eyewear" brand eyeglasses to the Company's brick and mortar distribution partner. Prior to the outsourcing of the pharmacy fulfillment function on May 24, 2001, revenue included sales from pharmaceutical products. All revenues are recognized, net of allowances for product returns, promotional discounts and coupons, at the time the products are shipped to the customer for e-commerce sales and at the point of sale for retail stores. The Company is responsible for all refunds relating to all sales where a customer is not satisfied with the products received. The Company records an estimated allowance for such returns in the period of sale and also retains the credit risk for all sales.

Advertising revenues are recognized in the period the advertising impressions are delivered to customers. The Company uses an outside vendor to solicit customers to use the Company's advertising services, to serve the ads to the Company's websites and to bill and collect for these services. This outside vendor provides monthly reports indicating the impressions delivered, the amounts billed for advertising services and the related administrative fee. The Company recognizes advertising revenues, as reported by the outside vendor, net of this administrative fee, as the Company bears no collection risk for the gross amount of the advertising fees. The advertising contracts do not guarantee a minimum number of impressions to be delivered. The Company also enters into vendor sponsorship agreements and provides customers with enhanced promotional opportunities and co-branded web pages.

Content and other revenues are derived from contracts with healthcare providers, health product resellers, and third party organizations and consist of license fees for website development applications, consulting fees from custom website development and hosting, and maintenance fees related to the websites' maintenance. The Company recognizes software license revenue under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials. Deferred revenues represent the amount of cash received or services performed and billed prior to revenue recognition. In addition, effective May 24, 2001, the Company began recognizing transaction fees from the fulfillment of outsourced prescriptions, and from April 1, 2001 through August 8, 2001, the Company recognized revenues from the receipt of royalty fees from the sale of Dr. Dean Edell eyewear (see
Note 11).

Concentration of Credit Risk

At June 30, 2001 and December 31, 2000, the Company had approximately 56% and 70%, respectively, in accounts receivable balances with one customer.

Inventory

Inventory, which consists primarily of finished goods, is valued at the lower of cost or market, with cost determined using the weighted-average method.


Note 5  Net Loss Per Share

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

The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                                                 June 30
                                                              (in thousands)

                                                               2001      2000
                                                               ----      ----
Convertible preferred stock.........................              14      -
Common stock warrants...............................             350       2
Common stock options................................              71      62
Common stock subject to repurchase..................              --       4
                                                                ----      --
    Total...........................................             435      68
                                                                ====      ==

Note 6  Segment Information

Based on the criteria established by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in three principal business segments. The three segments are e-commerce and mail order sales, retail store sales and advertising, content and other. E-commerce and mail order sales consist of online and mail order catalog sales of health-related products. Retail store sales include sales of health-related products through our brick-and-mortar stores up through the closing of the remaining six unprofitable stores on June 4, 2001 and through any new stores in the future. Advertising, content and other revenues primarily include amounts derived from delivering advertising impressions to companies, revenues from vendor sponsorship agreements, royalty fees from the sale of Dr. Dean Edell eyewear, transaction fees from the fulfillment of outsourced prescriptions, and fees from providing website development and related services to healthcare providers and other commercial organizations. The Company does not report any information regarding costs by business segment as management does not produce such information to measure the performance of the Company's segments.

Revenues by business segment are as follows:


                                                        Three Months Ended June 30,  Six Months Ended June 30,
                                                        ---------------------------  -------------------------
                                                                           (in thousands)
                                                                            ------------
                                                           2001          2000          2001          2000
                                                           ----          ----          ----          ----
Segment:
E-commerce and mail order sales ......................    $7,493        $ 8,216        $18,240        $16,092
Retail store sales ...................................       987          1,871          2,461          3,900
Advertising, content and other .......................     1,094            758          1,699          1,390
                                                          ------        -------        -------         -------
  Total revenue ................                          $9,574        $10,845        $22,400        $21,382
                                                          ======        =======        =======        =======

Note 7  Restructuring Charges

On April 23, 2001, the Company consolidated its Comfort Living warehouse, customer service operations and administrative functions into its Kentucky fulfillment center, Virginia customer service center and Company headquarters in California. The Company recorded a charge associated with this consolidation of approximately $362,000 which consisted of approximately $141,000 in restructuring charges and $221,000 in asset impairment charges. The restructuring charge was comprised of $97,000 in lease termination payments, $34,000 in employee severance and benefits for 16 warehouse and administrative employees, and $10,000 in cleaning and disposal charges. The asset impairment charge was recorded in conjunction with the write-off of fixed assets with little or no resale value.

In May 2001, the Company consolidated the L&H Catalog division into its existing operations. The Company recorded a charge associated with this consolidation of approximately $688,000 which consisted of approximately $189,000 in restructuring charges and $499,000 in asset impairment charges. The restructuring charge was comprised of severance, benefits and related legal fees in connection with the consolidation and termination of 19 warehouse and administrative employees. The asset impairment charge was recorded in conjunction with the write-off of fixed assets with little or no resale value.

On May 24, 2001, the Company outsourced its pharmacy fulfillment function. The Company recorded a charge associated with the outsourcing initiative of approximately $414,000 which consisted of approximately $409,000 in asset impairment charges and $5,000 in restructuring charges. The asset impairment charge was recorded in conjunction with the write-down of $278,000 in leasehold improvements and the write-down of $131,000 for the pharmacy fulfillment system. The restructuring charge was comprised of severance and benefits expenses associated with termination of 3 pharmacy employees.

The Company recorded an additional restructuring charge of $130,000 in the second quarter of 2001 related to the closure of four unprofitable retail Vitamins.com stores in February 2001. These additional charges are associated with estimates of lease termination and cleaning and disposal charges which have been revised.

On June 4, 2001, the Company closed its six remaining unprofitable retail Vitamins.com stores. The Company recorded a charge associated with the closure of the stores of approximately $1.8 million which consisted of $1.3 million in asset impairment charges and approximately $519,000 in restructuring charges. The asset impairment charge was recorded in conjunction with the write-off of customized fixed assets with little or no resale value. The restructuring charge was comprised of $34,000 in employee severance and benefits for 30 store employees, $375,000 in lease termination payments, $55,000 in cleaning and disposal charges, $33,000 in non-recoverable pre-payments and deposits and $22,000 in miscellaneous closing expenses.

In June 2001, the Company recorded a $445,000 asset impairment charge associated with a software development project and related to web development services, maintenance services and systems management services (see Note 9).

In June 2001, the Company reduced its general and administrative workforce. The Company recorded a restructuring charge of $19,000 comprised of employee severance and benefits associated with the termination of 6 general and administrative employees.

A summary of the restructuring costs and other special charges for the 6 months ended June 30, 2001, is outlined as follows:

                                                                                                    Restructuring
                                                                 Total         Noncash      Cash    Liabilities at
                                                                 Charge        Charges     Charges   June 30, 2001
                                                                 ------        -------     -------  --------------
Workforce reduction.......................................         $  613        $    -       S 250        $  364
Closure of unprofitable retail stores.....................            840           138         121           581
Consolidation of excess facilities and other charges......            376             -          59           316
Impairment of long-lived assets due to restructuring......          3,779         3,779           -             -
                                                                   ------        ------       -----        ------
         Total............................................         $5,608        $3,917       $ 430        $1,261
                                                                   ======        ======       =====        ======

Note 8  Long-Term Debt Financing

In May and June 2001, the Company issued a total of $3.5 million of long-term notes due on December 31, 2003. Under the terms of the notes, interest is fixed at 8.5% to be paid monthly in arrears. The debt is secured by the Company's inventory and receivables under a UCC-1 filing. Additionally, each lender received a warrant to purchase one share of the Company's common stock for each $10 loaned to the Company. The warrants are immediately exercisable for a period of five years and carry an exercise price equal to the average closing sale price for the twenty trading days prior to the date of the warrant. The Company valued the warrants using the Black-Scholes option pricing model using an expected life of five years, a weighted average risk-free rate of between 4.76% and 5.06%, depending upon the closing date, expected dividend yield of zero percent, a volatility of 201% and a deemed value of the common stock between $10 and $18 per share, depending upon the closing date. The estimated allocated fair value of the warrants of $1.8 million will be amortized over the period of the borrowing agreement and included as interest expense in the statement of operations until the notes mature on December 31, 2003. Of the total funds, $500,000 came from Company insiders.

The notes have a covenant which requires that the outstanding amount of principal not exceed the sum of fifty percent (50%) of the Company's inventory plus eighty percent (80%) of the accounts receivable that are not more than 90 days past due. The Company was in compliance with this covenant during the second quarter 2001.


Note 9  Commitments and Contingencies

In December 1999, the Company entered into an eleven month agreement with Microsoft Corporation ("Microsoft") whereby the Company would be the premier provider of health and fitness newsletters to Microsoft News Hotmail subscribers. The agreement provided that the Company pay Microsoft a minimum fee of $1,833,000 based on $.01 per copy distributed to each subscriber, but not to exceed $2,433,000 over the term of the contract. In addition, the agreement provided that the Company purchase an aggregate of $640,000 in advertising from Microsoft during the term of the agreement. These expenses were accrued ratably over the term of the agreement. As of June 30, 2001, the Company had paid approximately $1.9 million under this agreement. In addition, Vitamins.com entered into an agreement with Microsoft in November 1999 for advertising services and terminated this contract in June 2000, claiming breach of contract. The Company and Microsoft are in dispute over the breach of contract claim. On May 4, 2001, the Company tendered an offer to settle all outstanding contract claims between the parties to date. Microsoft has made a counter-proposal, and discussions are continuing. However, if Microsoft were to prevail on its claim with regard to the Vitamins.com agreement, the Company could face substantial payment obligations.

On December 28, 2000, Bergen Brunswig Drug Company and its wholly owned subsidiary, Medi-Mail, filed an action in Orange County, California Superior Court (Case No. 00CC15552) against HealthCentral.com and more.com. The complaint alleges inducement of breach of contract and fraudulent conveyance by HealthCentral.com and breach of contract by more.com arising out of HealthCentral's acquisition of certain of the assets of more.com. The complaint alleges monetary damages of approximately $6 million. The Company has retained the law firm of Rutan & Tucker, LLP to vigorously defend against this claim. The parties have commenced settlement negotiations.

On January 29, 2001, XOR, Inc. filed an action in Adams County, Colorado District Court against HealthCentral.com. The complaint alleges breach of contract, unjust enrichment and promissory estoppel. The complaint alleges monetary damages of approximately $1.3 million. The Company has responded with an answer and counter claim for breach of contract, and is vigorously defending this claim. In June 2001, the Company recorded a $445,000 asset impairment charge associated with the write-off of this unfinished software development project.

On March 29, 2001, an employee was formally notified that his promissory note, due March 5, 2000 for $59,000 plus accrued interest and penalties, was past due and payable immediately. The employee has responded that this note was forgiven and returned by the Vitamins.com board of directors, but has not specified when this action was allegedly performed, and as of March

2001 had asked the Company to forgive such note. The Company is actively pursuing collection. The ultimate collectibility of this promissory note is uncertain, however, no reserve has been provided at June 30, 2001.

The Company is involved in litigation from time to time that is routine in nature and incidental to the conduct of its business.


Note 10 Contracts

On May 24, 2001, the Company entered into a five year contract, terminable on 180 days written notice, with Familymeds, Inc., a retailer of prescription medications, to administer and fulfill all of its pharmacy orders. Under the terms of the contract, Familymeds is required to pay the Company a transaction fee based on the volume of prescriptions fulfilled. In addition, Familymeds, Inc. purchased the Company's existing pharmaceutical inventory for approximately $127,000.

On June 19, 2001, the Company terminated its procurement and supply agreement with Invision Optical Products and its sales and distribution agreement with Cable Car Eyewear related to the Dr. Dean Edell brand of eyewear. Simultaneously, the Company entered into a five year royalty agreement with Cable Car Eyewear and Dr. Dean Edell that grants Cable Car Eyewear the exclusive rights to manufacture, distribute, market and sell the Dr. Dean Edell brand of eyewear in exchange for a royalty payment. Additionally, beginning April 1, 2001, Cable Car Eyewear will pay the Company a quarterly contract maintenance fee.


Note 11 Subsequent Events

On July 20, 2001, the Company entered into a Settlement and Release of Claims Agreement with a former officer of the Company. Under the terms of the settlement agreement, the former employee will receive twelve payments of approximately $19,400 beginning July 20, 2001, which total $232,800.

On August 8, 2001, the Company signed an Assignment and Sale Agreement, which transferred all of its exclusive rights related to eyewear products and future royalty and maintenance fees to the Dr. Dean Edell name and likeness, to an unaffiliated private party for $2,500,000.


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

Overview

HealthCentral.com is a leading provider of online healthcare related e-commerce and content to consumers through our network of websites, which includes WebRx.com, Vitamins.com, HealthCentral.com, RxList.com, DrugEmporium.com and ComfortLiving.com, and through our Vitamins.com mail order and retail operations. In addition, we design, host and maintain healthcare institutions' websites for healthcare content and e-commerce. We offer more than 20,000 SKU's of health, beauty, nutraceuticals, home and personal care products. We also offer user-friendly interactive tools, customized health information pages, personalized health risk assessments and topical newsletters.

E-commerce and other product sales are recognized for over-the-counter health and beauty aid products, vitamins, minerals, supplements, baby and maternity products, allergy care and back care products, net of discounts, when products are shipped to customers or sold through its retail stores. Net sales include outbound shipping and handling fees charged to customers. Revenue also included the wholesale revenue from the sale of "Dr. Dean Edell Eyewear" brand eyeglasses to the Company's brick and mortar distribution partner of $2.4 million. Prior to the outsourcing of the pharmacy fulfillment function from January 1, 2001 to

May 24, 2001, revenue included sales of $734,000 from pharmaceutical products. All revenues are recognized, net of allowances for product returns, promotional discounts and coupons, at the time the products are shipped to the customer for e-commerce sales and at the point of sale for retail stores. We are responsible for all refunds relating to all sales where a customer is not satisfied with the products received. We record an estimated allowance for such returns in the period of sale and also retain the credit risk for all sales.

Advertising revenues are recognized in the period the advertising impressions are delivered to customers. We use an outside vendor to solicit customers to use our advertising services, to serve the ads to our websites and to bill and collect for these services. This outside vendor provides monthly reports indicating the impressions delivered, the amounts billed for advertising services and the related administrative fee. We recognize advertising revenues, as reported by the outside vendor, net of this administrative fee, as we bear no collection risk for the gross amount of the advertising fees. The advertising contracts do not guarantee a minimum number of impressions to be delivered. We also enter into vendor sponsorship agreements and provide customers with enhanced promotional opportunities and co-branded web pages.

Content and other revenues are derived from contracts with healthcare providers, health product resellers, and third party organizations and consist of license fees for website development applications, consulting fees from custom website development and hosting, and maintenance fees related to the websites' maintenance. We recognize software license revenue under SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. For consulting projects, revenues are recognized at the time services are rendered based on charges for time and materials. Deferred revenues represent the amount of cash received or services performed and billed prior to revenue recognition. In addition, effective May 24, 2001, we began recognizing transaction fees from the fulfillment of outsourced prescriptions, and from April 1, 2001 through August 8, 2001, we recognized revenues from the receipt of royalty fees from the sale of Dr. Dean Edell eyewear.

We incurred net losses of approximately $10.6 million and $18.5 million for the three and six months ended June 30, 2001, respectively, compared to $23.4 million and $53.4 million for the three and six months ended June 30, 2000, respectively. We are currently targeting to breakeven on our bottom line (excluding non-cash items and other charges) on a monthly basis prior to year end, provided that we achieve our targeted revenues, efficiencies and cost reductions, restructure certain partnerships and other relationships and complete certain asset sales and collect certain accounts receivables in a timely manner.

Current Developments

Restructuring Costs and Other Special Charges

During the second quarter of 2001, we focused and prioritized our restructuring activities around the more profitable areas of our business, that we determined to have higher growth potential, continued to reduce expenses and consolidated facilities to improve our efficiencies.

The following paragraphs provide detailed information relating to the restructuring costs and other special charges, which were recorded during the second quarter of 2001:

   - consolidation of the Comfort Living warehouse, customer service operations and administrative functions into the Kentucky fulfillment center, Virginia customer service center and our headquarters in California on April 23, 2001. We recorded a charge associated with this consolidation of approximately $362,000 which consisted of approximately $141,000 in restructuring charges and $221,000 in asset impairment charges. The restructuring charge was comprised of $97,000 in lease termination payments, $34,000 in employee severance and benefits for 16 warehouse and administrative employees, and $10,000 in cleaning and disposal charges. The asset impairment charge was recorded in conjunction with the write-off of fixed assets with little or no resale value;

   - consolidation of the L&H Catalog division into the existing operations, which occurred in May 2001. We recorded a charge associated with this consolidation of approximately $688,000 which consisted of approximately $189,000 in restructuring charges and $499,000 in asset impairment charges. The restructuring charge was comprised of severance, benefits and related legal fees in connection with the consolidation and termination of 19 warehouse and administrative employees. The asset impairment charge was recorded in conjunction with the write-off of fixed assets with little or no resale value;

   - recorded an additional restructuring charge of $130,000 primarily associated with lease termination and cleaning and disposal charges for the four unprofitable retail Vitamins.com stores closed in February 2001. These additional charges are associated with estimates of lease termination and cleaning and disposal charges which have been revised;

   - closure of six unprofitable retail Vitamins.com stores on June 4, 2001. We recorded a charge associated with the closure of the six stores of approximately $1.8 million which consisted of $1.3 million in asset impairment charges and approximately $519,000 in restructuring charges. The asset impairment charge was recorded in conjunction with the write-off of customized fixed assets with little or no resale value. The restructuring charge was comprised of $34,000 in employee severance and benefits for 30 store employees, $375,000 in lease termination payments, $55,000 in cleaning and disposal charges, $33,000 in non-recoverable pre-payments and deposits and $22,000 in miscellaneous closing expenses;

   - outsourcing of our pharmacy fulfillment function on May 24, 2001. We recorded a charge associated with the outsourcing of the pharmacy fulfillment of approximately $414,000, which consisted of approximately $409,000 in asset impairment charges and $5,000 in restructuring charges. The asset impairment charge was recorded in conjunction with the write-down of $278,000 in leasehold improvements and the write-down of $131,000 for our pharmacy fulfillment system. The restructuring charge was comprised of severance and benefits expenses associated with termination of 3 pharmacy employees;

   - discontinuance of a software development program. We recorded a $445,000 asset impairment charge associated with the capitalized value of the software development project related to web development services;

   - reduction in workforce in the general and administrative group in June 2001. We recorded a restructuring charge of $19,000 comprised of employee severance and benefits associated with the termination of 6 general and administrative employees.

A summary of the restructuring costs and other special charges for the 6 months ended June 30, 2001 is outlined as follows:

                                                                                               Restructuring
                                                            Total         Noncash      Cash    Liabilities at
                                                            Charge        Charges     Charges  June 30, 2001
                                                            ------        -------     -------  --------------
Workforce reduction.....................................     $  613        $    -        $250         $ 364
Closure of unprofitable retail stores...................        840           138         121           581
Consolidation of excess facilities and other charges....        376             -          59           316
Impairment of long-lived assets due to restructuring....      3,779         3,779           -             -
                                                             ------        ------       -----          ----
          Total.........................................     $5,608        $3,917        $430         $1,261
                                                             ======        ======        ====         ======

Long-Term Debt Financing

In an effort to strengthen our cash position, during May and June 2001 we raised $3.5 million in long-term notes due on December 31, 2003. Under the terms of the notes, interest is fixed at 8.5% to be paid monthly in arrears. The debt is secured by our inventory and receivables under a UCC-1 filing. Additionally, each lender received a warrant to purchase one share of the Company's common stock for each $10 loaned to us. The warrants are immediately exercisable for a period of five years and carry an exercise price equal to the average closing sale price for the twenty trading days prior to the date of the warrant. We valued the warrants using the Black-Scholes option pricing model using an expected life of five years, a weighted average risk-free rate between 4.76% and 5.06%, depending upon the closing date, an expected dividend yield of zero percent, a volatility of 201% and a deemed value of the common stock between $10 and $18 per share, depending upon the closing date. The estimated allocated fair value of the warrants of $1.8 million will be amortized over the period of the borrowing agreement and included as interest expense in the statement of operations until the notes mature on December 31, 2003. Of the total funds, $500,000 came from Company insiders. The proceeds from these issuances were used for working capital.

The notes have a covenant which requires that the outstanding amount of principal not exceed the sum of fifty percent (50%) of the Company's inventory plus eighty percent (80%) of the accounts receivable that are not more than 90 days past due. The Company was in compliance with this covenant during the second quarter 2001.


Results of Operations

Three Months and Six Months Ended June 30, 2001 and 2000

Revenues

E-commerce and other product sales. E-commerce and other product sales consist of health-related online product sales, mail order catalog sales, retail store sales through June 4, 2001, and prior to April 1, 2001, wholesale sales of Dr. Dean Edell brand eyewear. Total e-commerce and other product sales were $8.5 million and $20.7 million for the three months and six months ended June 30, 2001, respectively, compared to $10.1 million and $20.0 million for the three and six months ended June 30, 2000, respectively, representing a decrease of 16% over the three month period for the previous year and an increase of 4% over the six month period for the previous year.

E-commerce and mail order sales. Revenues from e-commerce and mail order sales were $7.5 million and $18.2 million for the three and six months ended June 30, 2001, respectively, and $8.2 million and $16.1 million for the three and six months ended June 30, 2000, representing a decrease of 9% over the three month period for the previous year and an increase of 13% over the six month period for the previous year. The year-on-year increase over the six month period was primarily attributable to an increased customer base, repeat purchases from existing customers and new product offerings. The year-on-year decrease over the three month period was primarily due to lower discounts, the outsourcing of our pharmacy fulfillment and the restructuring of our Cable Car Eyewear agreement into a royalty fee agreement. We are targeting revenues in the third and fourth quarter of 2001 to increase relative to the second quarter of 2001, with the exception of prescription drugs and sales of Dr. Dean Edell eyewear, as we aim for continued growth in our e-commerce and mail order customer base and our affiliate relations and as we focus our marketing efforts on our existing customer base, on low cost customer acquisition programs and on new partnerships. However, future sales will continue to depend upon a number of factors, including our ability to increase sales with a greatly reduced marketing budget, the frequency of customer purchases, the quantity and mix of products sold and the price we charge for our products.

Retail store sales. Retail store sales, consisting of brick-and-mortar sales of healthcare related over-the-counter products, were $1.0 million and $2.5 million for the three months and six months ended June 30, 2001, respectively, compared to $1.9 million and $3.9 million for the three and six months ended June 30, 2000, respectively. The three month decrease of 47% and six month decrease of 36% over the same periods for the previous year were primarily due to the closure of four unprofitable Vitamins.com stores in February 2001 and six
unprofitable stores in June 2001.   We expect retail store revenues to be
insignificant for the foreseeable future as we continue to focus principally on Internet and mail order sales.

Advertising, content and other. Advertising, content and other revenues consist of advertising, sponsorship, content, subscription and license revenues which were $1.1 million and $1.7 million for the three and six months ended June 30, 2001, respectively, and $758,000 and $1.4 million for the three and six months ended June 30, 2000, respectively. Advertising, content and other revenues increased 45% and 21% for the three and six month periods ended June 30, 2001, respectively, from the comparable periods in 2000 primarily due to an increase in hosting and maintenance revenues earned and an increase in vendor or product sponsorship revenues. We are targeting our vendor sponsorship revenues to increase in the future as we focus on providing vendors with opportunities in which to communicate their marketing messages to customers on our e-commerce and content websites. Content, subscription and license revenues are not expected to increase as our marketing efforts have been significantly reduced and these revenues are targeted to remain flat for the remainder of 2001.

Cost of Revenues

Cost of e-commerce and other product sales. Cost of e-commerce and other product sales consists primarily of the cost of products sold to customers, certain promotion costs and inbound shipping charges. These costs were $6.3 million and $14.3 million in the three and six months ended June 30, 2001, respectively, as compared to $8.7 million and $18.1 million in the three and six months ended June 30, 2000. Cost of e-commerce and other product sales decreased 28% and 21% for the three and six months ended June 30, 2001, respectively, from the comparable periods in 2000. The decrease was attributable to a decrease in e-commerce and product sales and higher gross margins in certain products in the second quarter of 2001 as compared to the same period in 2000. We expect that our cost of e-commerce and other product sales will continue to fluctuate in the future with changes in the mix of products sold, changes in price discounting and other promotion costs.

Cost of other product sales - restructuring. The cost of product sales due to restructuring of $375,000 for the second quarter of 2001 was due to the write-off of inventory which was lost or damaged during the closure of the ten Vitamins.com stores in February and June of 2001. There was no cost of product sales due to restructuring in 2000.

Other Operating Expenses

Content and product development. Content and product development expenses consist primarily of payroll and related expenses for website development, editorial, engineering and telecommunications operations personnel and consultants, systems and telecommunications infrastructure and cost of acquired content. Product development costs are generally expensed as incurred, except for costs relating to the development of internal-use software, which are capitalized and depreciated over their estimated useful lives. Content and product developments expenses were $984,000 and $2.2 million in the three and six months ended June 30, 2001 and $3.3 million and $6.1 million for the three and six months ended June 30, 2000, respectively. The decrease of 70% and 64% for the three and six months ended June 30, 2001, respectively, from the comparable periods in 2000 was primarily attributable to cost-cutting measures such as downsizing of staff and reduction in the use of external consultants due to the completion of development projects which were commenced in 2000 and completed or terminated in 2001. We expect content and product development costs to continue to decrease through the third quarter of 2001, then stabilize.

Sales and marketing. Sales and marketing expenses consist primarily of advertising and certain promotional expenditures, payroll and related expenses for personnel engaged in marketing and customer service activities, outbound shipping charges and certain fulfillment costs. Fulfillment costs include the external fulfillment fee charged by our third party fulfillment partners prior to August 2000 and the internal cost of operating and staffing the distribution center thereafter. The shipping and external fulfillment costs for the three and six months ended June 30, 2001 were $1.2 million and $2.4 million, respectively, and $1.3 million and $2.9 million for the three and six months ended June 30, 2000, respectively. Sales and marketing expenses were $6.5 million and $13.6 million for the three and six months ended June 30, 2001, respectively, compared to $13.9 million and $36.5 million for the three and six months ended June 30, 2000, respectively, representing a decrease of 53% and 63% for the three and six months ended June 30, 2001, respectively, from the comparable periods in 2000. The decrease was primarily attributable to a reduction of advertising expense by $6.3 million and $18.2 million in the three and six month periods in 2001, respectively, as compared with the same periods in the previous year, as well as the closure of the ten unprofitable Vitamins.com brick-and-mortar stores in the first and second quarters of 2001. We expect sales and marketing expense to continue to decrease as we continue our efforts towards more cost effective promotional and marketing campaigns such as segmented e-mail programs and vendor and other partnership agreements.

General and administrative. General and administrative expenses consist primarily of payroll and related expenses for finance, human resources, business development, investor relations, executive and administrative personnel, as well as professional services and other general corporate expenses. General and administrative expenses were $1.3 million and $3.4 million for the three and six months ended June 30, 2001 respectively, and $2.6 million and $5.2 million for the three and six months ended June 30, 2000, respectively. The 50% decrease for the three months ended June 30, 2001, from the comparable period in 2000 was primarily attributable to a decrease of $500,000 in salary and $700,000 in other direct and indirect costs as a result of reduction in personnel. The 35% decrease for the six months ended June 30, 2001 from the comparable period in 2000 was primarily attributable to a decrease of $1.0 million in salary and $800,000 in other direct and indirect costs as a result of reduction in personnel. General and administrative expenses are expected to remain stable through 2001.

Amortization of intangible assets. Amortization of intangible assets relates to the amortization of intellectual property related to domain names and intangible assets resulting from acquisitions. Amortization of intangible assets was $329,000 and $657,000 for the three and six months ended June 30, 2001, respectively, compared to $3.6 million and $7.1 million for the three and six months ended June 30, 2000, respectively, which represented a decrease of 91% for both periods over the previous year. This decrease is the result of the write-off of impaired intangibles of $39.1 million during the fourth quarter of 2000. Amortization of intangible assets is expected to remain stable for 2001 as we do not anticipate additional acquisitions at this time.

Stock compensation. Deferred stock compensation is amortized over the respective vesting periods of the outstanding options, which is generally three to four years. Stock compensation expense was $243,000 and $369,000 for the three and six months ended June 30, 2001, respectively, compared to $530,000 and $1.1 million for the three and six months ended June 30, 2000, respectively, which represented a decrease of 54% and 67%, respectively. The decrease was attributable to a decrease in the number of employees holding stock options and a decrease in the market valuation of our common stock.

Asset impairment charge. Asset impairment charges were $2.9 million and $3.8 million for the three and six months ended June 30, 2001, respectively, and were primarily due to the write-off of the fixed assets related to the following:
$2.0 million from the closure of ten Vitamins.com retail stores in February and June 2001, $221,000 from the consolidation of the Comfort Living warehouse into the Kentucky fulfillment center, $499,000 from the consolidation of the L&H Catalog division into current operations, $409,000 from the outsourcing of pharmacy fulfillment, $445,000 from the write-off capitalized XOR software development costs and $200,000 from the write-off of other long-lived assets There were no asset impairment charges in the six months ended June 30, 2000.

Restructuring charge. Restructuring charges for the three and six months ended June 30, 2001 were $1.0 million and $1.8 million, respectively, of which $613,000 was attributable to a reduction in force, $840,000 to the closure of ten retail stores, and $376,000 from the consolidation of excess facilities and other charges. There were no restructuring charges in the six months ended June 30, 2000.

Interest income (expense), net. Interest income (expense), net consists of interest on capital lease obligations partially offset by earnings on our cash and cash equivalents. Interest income (expense), net was $(190,000) and $(318,000) for the three and six months ended June 30, 2001, respectively, compared to $794,000 and $1.8 million for the three and six months ended June 30, 2000, respectively. The increase in interest expense was primarily due to financial leases and long-term notes. The decrease in interest income is attributable to lower interest bearing asset balances as cash was utilized for operating and other expenses.

Interest expense - amortization of warrants. In connection with the issuance of long-term notes in May and June 2001, each lender received a warrant to purchase one share of common stock for each $10 loaned to us. The warrants are immediately exercisable for a period of five years and carry an exercise price equal to the average closing sale price for the twenty trading days prior to the date of the warrant issuance. The estimated fair value of the warrants of $1.8 million will be amortized over the period of the borrowing agreement and included as interest expense in the statement of operations until the notes mature on December 31, 2003. Interest expense from amortization of warrants was $89,000 for the three and six months ended June 30, 2001. There was no interest expense from the amortization of warrants in 2000.


Liquidity and Capital Resources

Since inception, we have financed operations primarily through our initial public offering, the sale of preferred stock, the issuance of notes payable and capital leases. As of June 30, 2001, we had $1.4 million in cash and cash equivalents and $537,000 in restricted cash. Net cash provided by financing activities for the six months ended June 30, 2001 was $2.1 million as a result of the issuance of secured long-term notes of $3.5 million, partially offset by
capital lease payments of $1.4 million.   Net cash used in financing activities
in the six months ended June 30, 2000 was $73,000, attributable to $170,000 in cash payments on capital leases, partially offset by $97,000 in proceeds from the issuance of our common stock.

Net cash used in operating activities was $14.3 million for the six months ended June 30, 2001 and $33.6 million for the six months ended June 30, 2000. Net cash used in operating activities in the six months ended June 30, 2001 was comprised primarily of an $18.5 million net operating loss and decreases of $6.0 million in accounts payable and accrued expenses and $494,000 in deferred revenue and other current liabilities. This use of cash was partially offset by $2.5 million in depreciation and amortization of fixed and intangible assets, $3.8 million in long-lived asset impairment charges, $369,000 in stock compensation expense, $89,000 in amortization of the value of stock warrants and decreases of $2.5 million in inventory, $1.1 million in accounts receivable and $202,000 in prepaid expenses and other assets. In comparison, net cash used in operating activities for the comparable six months of 2000 was comprised primarily of a $53.4 million net loss, increases of $1.1 million in accounts receivable and $435,000 in inventory. This use of cash was partially offset by $8.3 million in depreciation and amortization of fixed and intangible assets, $1.1 million in non-cash stock compensation expense and increases of $9.7 million in accounts payable and accrued expenses and $309,000 in deferred revenue and other liabilities and a decrease of $1.9 million in prepaid expenses and other assets during the six months ended June 30, 2000.

Net cash used in investing activities was $581,000 for the six months ended June 30, 2001 and $8.3 million for the six months ended June 30, 2000. In the six months ended June 30, 2001, cash used in investing activities consisted of $537,000 in restricted cash and $44,000 for the purchase of property and equipment. Cash used in investing activities in the six months ended June 30, 2000 was comprised of $3.5 million for the purchase of property and equipment. This increase in use of cash was partially offset by the receipt of approximately $550,000 related to the reduction in the final purchase price of L&H Vitamins.

Our capital requirements depend on numerous factors, including our ability to integrate our acquired technology from acquisitions and improve our transaction processing fulfillment systems and our website infrastructure without substantial capital expenditures. We have no material commitments for capital expenditures at present, and we do not anticipate entering into any new capital commitments in the foreseeable future. In an effort to realize efficiencies from acquisitions, reduce expenses, preserve our cash and improve operational efficiencies, we have reduced our workforce, consolidated facilities, eliminated duplicate positions, closed unprofitable retail stores and reformatted our business model to focus principally on e-commerce and mail order sales. We will continue to look at gaining efficiencies.

Until recently, we have experienced substantial increases in expenditures since inception, consistent with growth in operations and personnel, both internally and through multiple acquisitions. While we are targeting to reduce our cost structure, we currently expect to continue to use cash to fund operating losses, to integrate acquisitions, to acquire and retain customers and to restructure agreements. We currently are targeting that our available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet our targeted cash needs through approximately 2001, provided that we achieve our targeted revenues, efficiencies and cost reductions, restructure certain partnerships and other relationships and on a timely basis, complete certain asset sales and collect certain accounts receivable. If we are unable to complete any of these actions as scheduled or on the terms currently contemplated, we may have to significantly reduce our operations and our business may be jeopardized.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life.) The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired prior to July 1, 2001. The Company is required to adopt FAS 142 effective January 1, 2002. We are currently evaluating the effect that adoption of the provisions of FAS 142 will have on our results of operations and financial position.


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

WE HAD AN ACCUMULATED DEFICIT OF APPROXIMATELY $211.7 MILLION AT JUNE 30, 2001, AND WE MAY NOT ACHIEVE OUR TARGETED EXPENSE REDUCTIONS OR ACHIEVE PROFITABILITY.

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

If we do not achieve our targeted revenues and expense reductions as planned, our business may be jeopardized. Even if we were to achieve profitability, we might not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE ACQUIRED OUR OWN FULFILLMENT CAPABILITIES FOR E-COMMERCE PRODUCT ORDERS (EXCEPT FOR CONTACT LENSES AND PRESCRIPTION DRUGS) AND WE HAVE LIMITED EXPERIENCE IN PROVIDING THESE SERVICES.

As a result of our acquisition of assets of DrugEmporium.com and the acquisition of assets of Comfort Living, we have begun managing fulfillment of our e-commerce product orders internally (except for contact lenses and prescription drugs). Previously, we relied primarily upon third parties to manage most of our product fulfillment responsibilities and therefore have limited experience in providing these services. A failure in the ability to purchase items on favorable terms, obtain sufficient types and quantities of supplies, manage inventory levels effectively, or fill and ship orders on a cost-effective and timely basis could result in customer dissatisfaction and could significantly harm our e-commerce business. We are in the process of rationalizing various fulfillment functions, which may lead to disruptions in inventory management and other fulfillment problems.

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

BECAUSE WE HAVE VERY LIMITED CASH, WE WILL NEED TO RAISE ADDITIONAL CAPITAL SOON AND MAY NOT BE ABLE TO RAISE IT ON ACCEPTABLE TERMS, OR AT ALL.

As of June 30, 2001, we had cash and cash equivalents of approximately $1.4 million. While we are targeting to reduce our cost structure, we currently expect to continue to use cash to fund operating losses, to integrate acquisitions, to acquire and retain customers and to restructure agreements. We currently are targeting that our available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet our targeted cash needs through approximately 2001, provided that we achieve our targeted revenues, efficiencies and cost reductions, restructure certain partnerships and other relationships and complete certain asset sales and collect certain accounts receivables in a timely manner. If we are unable to complete any of these actions as scheduled or on the terms currently contemplated, we may have to significantly reduce our operations and our business may be jeopardized.

Any projections of future cash needs and cash flows are subject to substantial uncertainty. We may need additional cash sooner than currently anticipated. During the second quarter of 2001, we issued warrants to purchase 350,000 shares of our common stock in connection with the closing of $3.5 million of our debt financing. The sale of additional equity or debt securities that include warrants could result in dilution to our stockholders. Any additional debt securities issued could have rights senior to holders of common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. We have received a report from our independent accountants for the year ended December 31, 2000 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical net operating losses and negative cash flows.

OUR STOCK PRICE, LIKE THAT OF MANY COMPANIES IN THE INTERNET INDUSTRY, HAS BEEN AND MAY CONTINUE TO BE EXTREMELY VOLATILE, AND WE MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET SYSTEM.

The market price of our common stock has declined significantly, and we expect that it will continue to be subject to significant fluctuations as a result of variations in our quarterly operating results, results of our competitors, and the overall decline in the Nasdaq stock market. These fluctuations have been, and may continue to be, exaggerated because an active trading market has not developed for our stock. Thus, investors may have difficulty selling shares of our stock at a desirable price, or at all. On April 5, 2001 we received a notice from Nasdaq that our stock would be delisted from the Nasdaq National Market because the stock failed to maintain a minimum bid price of $1.00 for the requisite 10 day period during the 90 calendar day grace period. We appealed that determination and a hearing before a Nasdaq Listing Qualifications Panel was held on May 31, 2001. Since the hearing, we effected a 1-for-50 reverse stock split on June 28, 2001 and have been successful at maintaining a minimum closing bid price above $1.00. On July 20, 2001, we received a determination on our continued listing by Nasdaq. The Panel determined that while we have satisfied the minimum bid price requirement of at least $1.00 per share, we do not currently satisfy the $5,000,000 market value of public float threshold. The Panel determined to continue the listing of our securities on the Nasdaq National Market. However, our stock did not achieve a market value of public float of at least $5,000,000 during the 30-consecutive trading days ending August 9, 2001. Thus, we expect that the Panel will render a determination as to whether the continued listing of our securities on the Nasdaq National Market is warranted and whether a cure period will be granted. Should the Panel determine not to allow the continued listing of our stock on the Nasdaq National Market, we believe that we will qualify for listing on the Nasdaq Small Cap Market.

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

OUR CASH PROJECTIONS DEPEND ON OUR SUCCESSFULLY COLLECTING ACCOUNTS RECEIVABLE.

Accounts receivable due from a former distributor represented almost 56% of our total accounts receivable as of June 30, 2001. Our collection of certain accounts receivable presently owed to us by our former distributor are all key components of our funding strategy, and, if we do not succeed in completing these actions as scheduled and on the terms currently contemplated, our business and our liquidity may be jeopardized.

WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF THE ACQUISITION OF THE ASSETS OF DRUGEMPORIUM.COM AND COMFORT LIVING, AND THEIR INTEGRATION MAY RESULT IN DISRUPTION TO OUR BUSINESS OR THE DISTRACTION OF OUR MANAGEMENT AND EMPLOYEES.

We may not be able to successfully assimilate the DrugEmporium.com or ComfortLiving.com assets and operations or accomplish the execution of our e-commerce business plan. The integration of these recent acquisitions into our business has strained, and may continue to strain, our existing technology and operations systems as we continue to assimilate DrugEmporium.com and Comfort Living into our existing operations. In addition, the personnel that we have hired pursuant to these acquisitions may decide not to continue working for us or otherwise may not integrate successfully with our current staff. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses.

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

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD AFFECT OUR STOCK PRICE.

We have filed S-3 Registration Statements covering the resale of approximately 636,000 shares of our common stock by selling stockholders. In addition to the shares being registered on the Forms S-3, approximately 326,000 shares are saleable in the public market without restriction under the Securities Act or are saleable under Rule 144 of the Securities Act, subject to volume, manner of sale, notice and current reporting information requirements. In addition, as of June 30, 2001, approximately 70,583 shares of our common stock were subject to options outstanding, and approximately 33,644 of these options were repriced in December 2000 and carry an exercise price of $20.31 per share. Because our stock price is currently low and the trading volume is thin, the sale of a substantial number of shares could depress the price of our stock dramatically and could jeopardize our ability to maintain our Nasdaq listing. Any substantial sales could also make it more difficult for us to sell equity-related securities in the future at an appropriate price, or at all.

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

WE FACE SUBSTANTIAL COMPETITION FROM BETTER-ESTABLISHED COMPANIES, WHICH COULD RESULT IN OUR FAILURE TO GAIN NEEDED MARKET SHARE.

Over 15,000 healthcare websites compete with us for customers, users, advertisers, content and product providers, institutional clients and other sources of online revenue. We compete with other dedicated healthcare product retailers and healthcare information websites, such as drugstore.com, CVS.com, WebMD, drkoop.com, DiscoveryHealth.com, InteliHealth, and Medscape.com. In addition, we compete with:

     . traditional brick-and-mortar drug stores, including drug store chains, supermarkets, mass market retailers, nutraceutical stores and independent drug stores, many of whom have begun or have announced their intention to offer online services;

     .    other online drug stores;

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

We are currently in dispute with Microsoft with regard to our claims of breach of contract by Microsoft and their payment claims against us. We have tendered an offer to settle all outstanding contract claims, but have not finalized settlement discussions. If Microsoft were to prevail on its claim, we could face potentially substantial payment obligations.

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

ANY FAILURE TO MANAGE OUR OPERATIONS COULD INCREASE OUR OPERATING COSTS.

Our recent restructuring has placed, and will continue to place, a significant strain on our resources. As we continue to rationalize our cost structure, we will need to improve our efficiency, which we may not be able to accomplish. Any failure to successfully manage our operations and increase our efficiency could distract management attention and result in our failure to execute on our business plan. As a result of our acquisitions, we assimilated the operations of Vitamins.com, DrugEmporium.com and Comfort Living into our operations. We will need to implement and integrate transaction-processing, operational, reporting, and financial systems, rationalize and train our employee base, and maintain close coordination among our technical, finance, marketing, and merchandising staffs. Our integration and operational efforts are complicated by the fact that our customer service call center operates in the Washington D.C. and our warehouse operations are based in Kentucky. Thus, we have to manage an enterprise operating over a wide geographical area. We will need to expend significant amounts of our time and financial resources as we restructure these operations to achieve efficiencies from these acquisitions, which may distract management and further strain our technology and staffing resources. We also need to devote resources to website development, strategic relationships, technology infrastructure and operational infrastructure.

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

ANY FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND/OR THE DISTRACTION OF OUR MANAGEMENT.

To date, we have completed mergers or asset acquisitions of six companies, Enterprise Web Services, HealthCentralRx.com, RxList.com, Vitamins.com, DrugEmporium.com and more.com/Comfort Living. We are not currently planning any additional acquisitions; however we may acquire or make investments in other complementary businesses and technologies in the future. We may not be able to identify other future suitable acquisition or investment candidates, and even if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. If we do acquire or invest in other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction and will likely face integration risks, including but not limited to:

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

WE COULD FACE SIGNIFICANT NON-CASH STOCK-BASED CHARGES.

In light of the recent decline in our stock price and in an effort to retain our employee base, in December 2000 we exchanged stock options held by employees and certain consultants. In exchange for accepting new vesting schedules, the exercise price of all eligible employee and certain consultant options with an exercise price in excess of $20.31 was reduced to $20.31, the closing market price on the Nasdaq on December 11, 2000. As a result of this repricing, options to purchase approximately 33,644 shares will be subject to variable accounting treatment, which means that any increase in our stock price will result in non-cash accounting charges, which would increase our net loss.

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

ANY ERRORS IN FILLING OR PACKAGING THE PRESCRIPTION DRUGS THAT FAMILYMEDS DISPENSES ON OUR BEHALF MAY EXPOSE US TO LIABILITY AND NEGATIVE PUBLICITY.

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

We are currently party to an agreement with Familymeds Group, Inc. relating to the fulfillment of prescription orders placed on our website. We have limited control over Familymeds and they may make errors. Any pharmacy errors, whether through Familymeds or otherwise, may produce significant adverse publicity either for us or the entire online pharmacy industry. The amount of negative publicity that we or the online pharmacy industry may receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by traditional pharmacies making similar mistakes. We believe that any negative publicity could erode consumer trust and result in an immediate reduction in product purchases.

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

A FAILURE TO BUILD OUR BRAND NAMES QUICKLY AND SIGNIFICANTLY WILL RESULT IN LOWER THAN EXPECTED REVENUES.

If we do not gain significant brand recognition quickly, we may lose the opportunity to build a critical mass of customers, and our business may fail. Some of our competitors, such as drugstore.com, CVS.com, drkoop.com, WebMD and medscape.com, may have stronger name recognition than do we. The increasing competition in our markets makes building a brand more expensive and difficult than it otherwise would be. To increase brand recognition, we may need to offer product promotions and discounts, all of which are expensive.

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

THE SUCCESS OF OUR BUSINESS MODEL IS DEPENDENT ON GROWTH AND ACCEPTANCE OF THE INTERNET AND GROWTH OF THE ONLINE MARKET FOR HEALTHCARE INFORMATION, PRODUCTS AND SERVICES.

Our business model assumes that consumers will be attracted to and use healthcare information and related content available on our Internet-based consumer healthcare network, which will, in turn, allow us the opportunity to sell advertising and sponsorships designed to reach those consumers. Our business model also assumes that those consumers will purchase health-related products online using our website and that healthcare organizations and other Internet healthcare companies will partner with us to reach these consumers. This business model is not yet proven and may not be successful. Our future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an important channel for the delivery of healthcare information, products and services. The Internet may not prove to be a viable commercial medium due to inadequate development of a reliable network, delays in development of high speed modems, or delays in the adoption of new technologies or adapt our network, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards.

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

Item 3.   Qualitative and Quantitative Disclosure About Market Risk

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk. We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2001.

We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On December 28, 2000, Bergen Brunswig Drug Company and its wholly owned subsidiary, Medi-Mail, filed an action in Orange County, California Superior Court (Case No. 00CC15552) against HealthCentral.com and more.com. The complaint alleges inducement of breach of contract and fraudulent conveyance by HealthCentral.com and breach of contract by more.com arising out of HealthCentral's acquisition of certain of the assets of more.com. The complaint alleges monetary damages of approximately $6 million. The Company intends to vigorously defend against this claim. The parties have commenced settlement negotiations.

On January 29, 2001, XOR, Inc. filed an action in Adams County, Colorado District Court (Case No. 01 CV 108) against HealthCentral.com. The complaint alleges breach of contract, unjust enrichment and promissory estoppel. The complaint alleges monetary damages of approximately $1.3 million. The Company has responded with an Answer and Cross Complaint for breach of contract, and intends to vigorously defend against this claim.

The Company is involved in litigation from time to time that is routine in nature and incidental to the conduct of its business.

Item 2.   Changes in Securities and Use of Proceeds

On December 7, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-88019) was declared effective by the Securities and Exchange Commission, pursuant to which 150,000 shares of our common stock were offered and sold on December 7, 1999 for our account, generating net proceeds of approximately $74.6 million. We used the entire amount of the net offering proceeds through June 30, 2001, of which $63.3 million was used for funding working capital and operating losses, $6.2 million was used for capital expenditures and $5.8 million for acquisition costs. Other than $1.4 million paid to Dr. Dean Edell, a director, for the purchase of the Dr. Dean Edell Eyewear license, and $1.3 million paid to Neil Sandow, an officer, in connection with the purchase of RxList, none of these payments represented direct or indirect payments to our directors, officers or other affiliates. The remaining initial public offering proceeds have been invested in short-term, investment grade, interest bearing securities.

In May and June 2001, we issued a total of $3.5 million of long-term notes due on December 31, 2003. Under the terms of the notes, interest is fixed at 8.5% to be paid monthly in arrears. The debt is secured by inventory and receivables under a UCC-1 filing. Additionally, each lender received a warrant to purchase one share of common stock for each $10 loaned to us. The warrants are immediately exercisable for a period of five years and carry an exercise price equal to the average closing sale price for the twenty trading days prior to the date of the warrant. We valued the warrants using the Black-Scholes option pricing model using an expected life of five years, a weighted average risk-free rate of between 4.76% and 5.06%, depending upon the closing date, expected dividend yield of zero percent, a volatility of 201% and a deemed value of the common stock between $10 and $18 per share, depending upon the closing date. The estimated allocated fair value of the warrants of $1.8 million will be amortized over the period of the borrowing agreement and included as interest expense in the statement of operations until the notes mature on December 31, 2003. Of the total funds, $500,000 came from Company insiders. The proceeds from these issuances are being used for working capital.

The notes have a covenant which requires that the outstanding amount of principal not exceed the sum of fifty percent (50%) of our inventory plus eighty percent (80%) of the accounts receivable that are not more than 90 days past due. We were in compliance with this covenant during the second quarter 2001.


Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on June 14, 2001,

1. The following individuals were elected to the Board of Directors, with terms expiring in 2004:

                                            Affirmative     Votes
                                               Votes       Withheld

James Hornthal                                 731,524        4,872
Michael McDonald                               712,173       24,223

The following proposals were approved at the Company's Annual Meeting:

                                                           Affirmative    Negative    Votes
                                                              Votes         Votes   Withheld
2. To approve the amendment to the Certificate of           686,255        48,353     1,788
 Incorporation to effect a 1-for-50 reverse stock split
 of the Company's common stock

3.  Ratify the appointment of PricewaterhouseCoopers LLP    732,935         1,847     1,614
 as independent auditors for the fiscal year ending
 December 31, 2001

Immediately upon approval of Item 1 above, the directors of HealthCentral.com consisted of the following individuals:

Dean Edell
James Hornthal
Michael McDonald
Miles Munger
Thomas Simone
C. Fred Toney


Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8K

(a)  Exhibits:


     3.5++     Amended and Restated Bylaws of the Company

    10.42+ Termination Agreement among the Company, Invision Optical Products and Sunglass Products of California dated June 19, 2001

    10.43+ License Agreement among the Company, Invision Optical Products and Sunglass Products of California dated June 19, 2001

    10.44 Note and Warrant Purchase Agreement between the Company and certain purchasers dated May 10, 2001

    10.45      Form of Note relating to the Company's debt financing

    10.46      Form of Warrant relating to the Company's debt financing

    10.47 Security Agreement between the Company and certain secured parties dated May 10, 2001

    10.48 Amendment to the Security Agreement between the Company and certain secured parties dated May 11, 2001

    10.49 Registration Rights Agreement between the Company and certain purchasers dated May 10, 2001


+    Confidential treatment has been requested from the Securities and Exchange
Commission with respect to certain information in these exhibits.

++   Supercedes previously filed exhibit.

(b)  Reports on Form 8-K:

A current report on Form 8-K was filed with the Securities and Exchange Commission by HealthCentral.com on June 29, 2001 to report a one-for-fifty reverse stock split which became effective on June 28, 2001.

A current report on Form 8-K was filed with the Securities and Exchange Commission by HealthCentral.com on July 26, 2001 to report that it had received a determination on its continued listing by the Nasdaq Listing Qualifications Panel.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HealthCentral.com

Date: August 14, 2001                       By:  /s/ C. Fred Toney
                                                 -------------------------------
                                                 C. Fred Toney,
                                                 Chief Executive Officer,
                                                 Chief Financial Officer and
                                                 Director